Form 10-K
period 2025-12-31
BillionToOne, Inc.
filed 2026-03-11
CIK 2070849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-42934
___________________________________
BillionToOne, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	81-1082020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 O'Brien Drive
Menlo Park, CA	94025
(Address of Principal Executive Offices)	(Zip Code)
(650) 460-2551
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, par value	BLLN	The Nasdaq Stock Market LLC
$0.00001 per share
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The Registrant’s Class A common stock began trading on the Nasdaq Global Select Market on November 6, 2025.
As of March 6, 2026, there were 41,413,162 shares of Class A common stock and 4,552,650 shares of Class B common stock, each with a par value of $0.00001 per share, outstanding.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement, or the 2026 Proxy Statement, relating to its annual meeting of stockholders to be held in 2026, or the 2026 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be a part hereof.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements.
The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “forecast,” “could,” “plan,” “potential,” “predict,” “seek,” “target,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the level of demand for any of our products, which may vary significantly;
•our ability to increase the adoption of our products in the prenatal and oncology markets and in large healthcare systems;
•our ability to generate persuasive clinical validity and utility evidence;
•our ability to expand our portfolio of molecular diagnostic tests;
•our ability to use artificial intelligence (AI) effectively and efficiently;
•our ability to execute our reimbursement strategy and expand coverage of our tests;
•our ability to replicate positive results from trials or studies conducted by us or third parties in current or future trials or studies;
•the potential for our UNITY Fetal Antigen CTA to become the first non-invasive prenatal test (NIPT) to have a companion diagnostics indication pending;
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
•our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting; and
•other risks and uncertainties, including those listed in Part I, Item 1A “Risk factors.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A “Risk factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The forward-looking statements made in this Annual Report are given only as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Unless context requires otherwise, references to “we,” “us,” “our,” “BillionToOne,” or “the Company” here refer to BillionToOne, Inc.
Overview
BillionToOne is transforming healthcare by redefining molecular diagnostics. Our revolutionary single molecule next-generation sequencing (smNGS) platform achieves what was once thought impossible—detecting and precisely quantifying genetic targets with single-molecule sensitivity. At the heart of this technological breakthrough lies our patented Quantitative Counting Templates (QCTs), enabling measurements at the physical limit of detection—the single DNA molecule. This leap forward addresses a fundamental limitation in healthcare—the inability to detect sparse but clinically crucial disease signals in cell-free DNA (cfDNA).
Our superior technology platform has enabled us to build category-defining prenatal and oncology products. Our products reveal actionable insights from a simple blood draw that are fundamentally changing how diseases are diagnosed and treated, leading to a paradigm shift in personalized medicine, overcoming the technical noise that restrains the traditional next-generation sequencing (NGS) testing methods used by other diagnostic companies. We believe our novel smNGS platform technologies combined with our AI-enhanced integrated workflow, allows us to push the technology frontier forward and deliver on the full promise of non-invasive liquid biopsy.
Founded with the mission to remove the fear of the unknown through powerful and accessible smNGS-based diagnostics, we have swiftly transitioned from an R&D-focused company to a proven commercial organization. In 2019, we launched our first prenatal product, UNITY. UNITY is the first NIPT that uses cfDNA to provide fetal risk assessment for recessive conditions such as sickle cell disease and cystic fibrosis without requiring a paternal sample or invasive procedures such as amniocentesis. Since then, we have established ourselves as a leader, based on revenue and American College of Obstetricians and Gynecologists (ACOG) practice advisory guidelines, in the prenatal testing market and expanded our UNITY offering to cover comprehensive prenatal genetic needs from a single maternal blood draw. While some competitors have launched competing NIPTs for recessive conditions, we believe the differentiation of our smNGS technology, as well as five years of accumulated data and publications, will allow us to maintain our competitive advantage as this type of testing becomes the standard of care and significantly improves patient outcomes.
In the oncology setting, ultrasensitive tests with real-time insights are required to effectively detect, diagnose, and treat patients with a diverse range of mutations and solid tumor types across the cancer care continuum. In 2023, we successfully leveraged our smNGS platform to launch two complementary pan-cancer liquid biopsy tests – Northstar Select and Northstar Response. Our Northstar Select test is used to guide therapy selection and has been shown to detect over 50% more actionable solid tumor mutations than conventional liquid biopsies, when compared to comparator products in the aggregate. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies the amount of cancer (tumor burden) at the single molecule level without requiring a tissue biopsy, enabling real-time monitoring of patient response to therapy with unprecedented precision. Our Northstar tests give physicians extraordinary visibility into cancer profile and treatment response, enabling more informed and earlier treatment decisions that can fundamentally alter patient outcomes.
Backed by our commitment to continued innovation and high-quality execution, we aim to lead the next wave of advancements in precision diagnostics, delivering profound benefits to patients, providers, and the broader healthcare system.
Our Four Pillars of Differentiation
At BillionToOne, we are building a different type of molecular diagnostics company, backed by our four pillars of differentiation described below. We believe these competitive advantages are difficult for others to replicate and uniquely position us to redefine the industry.
Our breakthrough technology platform. Our revolutionary platform achieves absolute quantification at the single molecule level, enabling us to: (i) accurately quantify genetic targets by using our QCTs as amplification controls to detect and eliminate biases and errors that would otherwise be introduced from PCR amplification during library preparation for NGS; (ii) precisely measure and analyze intermediate biochemical reactions to optimize the performance of our assays; and (iii) reduce sequencing costs by obtaining a higher quality signal at each genomic location analyzed by significantly reducing total reads required per sample. Moreover, we believe our design-based R&D approach allows us to harness this quantitative technology to mathematically model and accurately predict the clinical performance of a novel assay before testing a single patient sample, which we believe accelerates time-to-market and significantly improves our commercial launch success rate. Collectively, these platform capabilities enable us to build better products while we simultaneously decrease costs.
Our category-defining products. As demonstrated in multiple analytical and clinical studies, as well as peer reviewed publications, we have leveraged our smNGS platform to create differentiated prenatal and oncology products with 10 times greater precision versus other available tests. For example, our UNITY test has extended NIPT from detecting one million-plus base pair conditions to single base pair conditions. This advancement is already starting to impact the treatment options for babies affected by these severe recessive conditions. In addition, our Northstar Select and Response tests deliver superior sensitivity and precision, respectively, and can generate clinically relevant insights for late-stage cancer therapy selection and response monitoring that may otherwise have been missed or delayed through conventional liquid biopsy tests and/or imaging tools. We believe that each of our products has the potential to become the standard of care in its respective market. Furthermore, we believe our competitive moat will strengthen over time as we continue to enhance and expand our portfolio of ultrasensitive tests.
Our ability to deliver rapid growth at scale. The differentiated nature of our products and our relentless commitment to improving the patient and provider experience have resulted in recurring use of our tests with extremely low customer churn. Our existing accounts have created a stable and growing revenue base with increasing penetration, and we see similar adoption trends in new clinics, as we continue our expansion within existing and new territories. We believe this market setup, along with our scaling business, provides a significant opportunity for us to grow over the near and long-term horizon.
Our superior efficiency. We believe our capital efficiency and emerging profitability set us apart from other molecular diagnostics companies especially at our scale. Since inception we have produced a track record of cost efficiency. Going forward, our financial discipline will continue to be integral to our innovation efforts. By prioritizing efficiency, we have been able to consistently invest in R&D and commercial expansion while reducing losses over time and achieving profitability as measured on both income from operations and net income basis. In doing so, we believe we have established a differentiated financial profile that positions us for sustainable value creation.
Background on cfDNA and the limitations of traditional NGS technologies
cfDNA represents one of the most promising biomarkers in modern precision medicine. cfDNA is continuously shed from all tissues into the bloodstream and has a short half-life of approximately one to two hours. This transient nature gives cfDNA a unique capability to provide a real-time snapshot of cellular turnover and can be used to diagnose and monitor disease, as both genetic and epigenetic properties of cfDNA directly reflect the originating tissue.
Despite its potential, the detection of cfDNA is fundamentally challenging due to its limited quantity in blood and short half-life. Certain conditions that stem from large scale genetic changes or generate abundant quantities of cfDNA in the bloodstream can be identified by previous testing approaches. However, other serious conditions may have lower DNA shedding rates which can result in very few relevant DNA fragments in the blood. These conditions are nearly undetectable with previous cfDNA detection techniques. For example, even in a late-stage cancer patient, there may only be one mutated cell-free tumor DNA molecule found in one tube of blood.
While traditional NGS has revolutionized genomic medicine over the past decade, it faces inherent limitations when applied to the analysis of cfDNA. Conventional NGS technologies are primarily limited to presence or absence detection. For example, within germline testing, which includes nearly unlimited input DNA material, the clinically relevant changes are detected at around 50% additional disease burden. However, in cfDNA applications, these clinically relevant changes can be at the level of 0.01% of cfDNA in blood. These applications require ultrasensitive quantification at the single molecule level that we believe is only possible with our smNGS platform. Further complicating the challenge, cfDNA samples undergo numerous enzymatic, amplification, and other biochemical steps prior to sequencing. Each of these steps introduces technical noise that makes it harder for traditional sequencing technologies to accurately quantify the absolute and relative abundance of cfDNA sequences in the biological specimen, resulting in lower sensitivity and specificity.

Our Proprietary Single-Molecule Next-Generation Sequencing Platform (smNGS)
We have developed a transformative technology platform that redefines the possibilities of cfDNA analysis. In the past, the significant advancements from polymerase chain reaction (PCR) to Sanger Sequencing to NGS expanded molecular diagnostics from being limited to infectious disease testing and human genome mapping to now becoming standard of care for genetic screening.
The cornerstone of our platform is its ability to resolve and quantify individual DNA molecules with absolute precision. This single-molecule resolution provides extraordinary visibility into the biological signals present in a sample, even when the target DNA represents just one molecule among billions. Beyond mere detection, our technology enables absolute quantification of cfDNA, eliminating the reliance on relative measurements that has constrained previous approaches. This quantitative foundation allows us to transform every aspect of our operations in a measurable way, from research and development to clinical testing and quality control. While traditional diagnostic approaches have often relied on trial-and-error experiments to screen for incremental improvements, our smNGS platform does not. The quantitative nature of the data that our smNGS platform generates is critical to our success in creating ultrasensitive, differentiated molecular diagnostics.
Perhaps most significantly, we believe our smNGS technology transcends the precision-versus-scale tradeoff that has limited legacy diagnostic methods. Conventional genetic analysis techniques, such as NGS and digital droplet PCR (ddPCR), typically sacrifice either sensitivity or multiplexing, i.e., ability to interrogate many genomic loci at the same time, forcing compromises in clinical utility. We believe our platform eliminates this constraint, delivering both high sensitivity and broad genomic coverage simultaneously. This unique capability allows us to provide physicians and patients with more actionable information from cfDNA that was previously possible only with more invasive diagnostics.
Our smNGS platform is powered by several patented technologies, most notably the use of synthetic DNA fragments, called QCTs. QCTs encode the molecular information in sequencing data which are subsequently decoded using proprietary machine learning and bioinformatic algorithms, enabling us to precisely quantify cfDNA. The precision and multiplexability of QCT-powered assays make them ideal for addressing clinically significant challenges where sensitivity of rare-variant detection or quantification necessary for longitudinal measurements is essential. The power of QCTs is best exemplified when the clinical problem itself is quantitative, as in the case of fetal risk assessment of recessive conditions during pregnancy and monitoring of response to therapy in a cancer patient.
QCTs and our other smNGS technologies also serve as the backbone of our technical operations. We leverage this quantitative foundation to track samples throughout our workflows, to drive continuous operational improvement, and to support robust quality controls. For instance, QCTs detect cross-contamination down to the level of <0.001% and thereby enable the creation of carefully constructed and automated end-to-end laboratory workflows, including special laboratory infrastructure, that prevent such cross-contamination that could otherwise be a bottleneck on sensitivity and specificity of an assay.
The financial impact of our technology platform is substantial. We believe the ability to quantify biomarkers enables us to rationally design and engineer superior diagnostic tests optimized for clinical performance, scalability, and cost of goods sold (COGS). Our smNGS platform therefore drives our differentiated financial performance both by enabling the development of unique products and by de-risking clinical studies before dedicating significant resources. Our platform is a key differentiator versus our peers in the molecular diagnostics space and is protected by a robust and growing collection of patents and proprietary know-how.
Our Solution & Suite of Products
Our product portfolio of ultrasensitive tests touches everyone from the beginning of life, with prenatal genetic testing, to the end of life, with cancer therapy selection and response monitoring.
We launched our initial prenatal product, UNITY, in 2019. Today, we believe it is becoming the new standard of care, as evidenced by two recent ACOG practice advisory changes that cited our publications in support of the change. With UNITY, we have leap-frogged the resolution of cfDNA testing from one million base-pair chromosomal abnormalities to single base-pair recessive conditions. In this highly competitive market with increasing commoditization, our differentiated UNITY Fetal Risk Screen remains the only cfDNA test for these conditions. with peer-reviewed clinical publications.

We have more recently entered the oncology market, initially focusing on addressing the highest unmet need areas of therapy selection and response monitoring in late-stage cancer patients. To date, we have launched multiple products in these markets, which are described below.
Prenatal products
Traditional prenatal screening focuses on assessing a fetus’ risk for larger chromosomal changes. However, many common and severe conditions are the result of much smaller genetic changes, in single base pairs. These recessively inherited conditions, including sickle cell disease (SCD), alpha thalassemia, beta-thalassemia, cystic fibrosis (CF), and spinal muscular atrophy (SMA), are collectively more common than aneuploidy conditions like Down syndrome. Yet these conditions cannot be directly tested with traditional NIPT since each condition requires the precise quantification of fetal cfDNA.
Given the technical challenges of directly assessing the fetal risk for these conditions, current medical guidelines recommend that every pregnant patient is offered carrier screening, with father screening then required if the mother is found to be a carrier. However, studies estimate that fewer than half of fathers complete the recommended screening due to barriers related to cost, availability, and willingness. As a result, approximately 58% of pregnancies affected by these recessive conditions are undetected by traditional screening workflows.
Our UNITY Fetal Risk Screen directly addressed these challenges and is the first test that uses cfDNA to provide precise fetal risk assessments for recessive conditions without requiring a paternal sample. In addition, it reports fetal aneuploidy and 22q11.2 microdeletion, enabling complete genetic insights from a single maternal blood draw.
Our UNITY Complete portfolio
Our UNITY prenatal testing portfolio includes the first sgNIPT that uses cfDNA to achieve precise fetal risk analysis without requiring a paternal sample – a breakthrough that enhances accessibility, ease of use, and adoption across patient populations. In 2020, we added Aneuploidy and RhD NIPT to create our UNITY Complete offering. In 2022, we added other fetal red blood cell antigens for alloimmunized pregnancies at risk for HDFN without requiring a paternal sample or invasive procedures such as amniocentesis. Our portfolio delivers unmatched clinical insights through the screening for recessive conditions, aneuploidies, and fetal antigens using a single maternal blood draw. We believe our offering provides the most comprehensive view of fetal health available today.
UNITY Fetal Risk Screen
In 2019, we launched UNITY Fetal Risk Screen as the first sgNIPT that uses cfDNA to provide fetal risk assessments for recessive conditions. This breakthrough approach addresses a major gap in traditional carrier screening and enhances accessibility, speed, and accuracy for all pregnant patients. In May 2025, we expanded UNITY Fetal Risk Screen’s testing menu to include up to 14 conditions, further enhancing its clinical impact.
The first step of the UNITY Fetal Risk Screen involves determining the maternal carrier status. If the mother is identified as a carrier, cfDNA analysis is performed on the same blood sample to assess fetal risk. We believe directly measuring fetal risk through a single maternal blood draw is only possible with the precision and sensitivity provided by our smNGS technology. Within two weeks, the information provided to the clinician and patient includes:
•Maternal carrier status and any information about the specific variant that may be identified;

•A personalized fetal risk score on each condition for which the pregnant mother is a carrier, ranging from <1 in 5,000 to 9 in 10, providing clear, actionable information for clinicians and patients; and
•Whether the risk is classified as low or high risk.
UNITY Fetal Risk Screen’s accuracy has been validated in multiple peer-reviewed studies. A 2023 study published in Prenatal Diagnosis demonstrated 100% of “9 in 10” risk pregnancies were confirmed to be affected pregnancies. Because UNITY Fetal Risk Screen does not rely on paternal testing, which is often not completed, it detects up to three times as many affected pregnancies for these recessive conditions compared to traditional carrier screening.
UNITY Aneuploidy Screen
In 2020, we launched our UNITY Aneuploidy Screen, which we believe has become the most performant assay for aneuploidies. Compared to many competing tests, our test overcomes the significant challenge of low fetal cfDNA levels in the mother’s blood, which often produces inconclusive results. This issue can be particularly pronounced for single nucleotide polymorphism-based NIPTs, which tend to have a higher fetal fraction cutoff to provide conclusive results. Our smNGS platform provides a critical signal boost that is especially noticeable at lower fetal fractions, significantly reducing inconclusive results.
In addition to robust performance above 99.7% sensitivity and 99.9% specificity for common trisomies, UNITY Aneuploidy NIPT uniquely leverages smNGS technology to enhance 22q11.2 Microdeletion Analysis, addressing a critical gap in competing prenatal screening tests. As the most common microdeletion disorder, 22q11.2 deletion syndrome (DiGeorge Syndrome) has historically resulted in low positive predictive values (PPV), reducing clinical confidence and resulting in patient anxiety. smNGS enables >95% sensitivity and >99.9% specificity, which results in an industry-leading PPV of 80% in average risk pregnancies. More than 75% of UNITY Aneuploidy orders now include 22q11.2 optional add-on testing.
UNITY Fetal RhD NIPT
Approximately 15% of pregnant individuals in the United States are RhD-negative, putting them at risk of RhD alloimmunization if they are carrying an RhD-positive fetus. To prevent this, the standard of care has been the administration of Rho(D) immune globulin (RhIG) (e.g., RhoGAM) at 28 weeks’ gestation and postpartum. However, this approach lacks precision, as 40% of RhD-negative pregnancies do not require RhIG because the fetus is also RhD-negative. Administering RhIG to these pregnancies is unnecessary, costly, and limits supply availability for those who need it most. This is because RhIG availability can be limited given it is a blood product derived from human donors.
To address this issue, we launched UNITY Fetal RhD NIPT in 2020 to detect fetal D antigen. While other tests for fetal RhD detection were launched in 2024, UNITY Fetal RhD NIPT remains the only test that can accurately detect fetal RhD status when the pregnant individual has RhD and RhD-CE-D hybrid genes, which are prevalent in Black (45%) and Asian (>10%) populations. Other fetal RhD NIPTs are limited in their ability to detect these genetic complexities. UNITY Fetal RhD NIPT addresses these limitations through our revolutionary smNGS platform. Since launching, UNITY Fetal RhD NIPT has been ordered for over 150,000 patients, with data published in peer-reviewed studies demonstrating 100% concordance with neonatal outcomes and sensitivity/specificity of >99.9%.
UNITY Fetal Antigen NIPT
Alloimmunization occurs when a pregnant individual’s immune system produces antibodies against fetal red blood cell (RBC) antigens. This can happen when an RhD negative pregnant mother carrying an RhD positive fetus does not receive RhIG. This can also happen with other rare RBC antigens are present, such as Kell, especially due to a blood transfusion prior to the pregnancy. This can lead to HDFN, a condition that can cause severe anemia, hydrops fetalis, or fetal demise. Managing these pregnancies is challenging. The current methods to determine fetal antigen status, such as amniocentesis, are often invasive. These invasive procedures could cause maternal and fetal blood to mix, which would exacerbate HDFN. As a result, many patients experience undue anxiety, unnecessary and expensive weekly monitoring, frequent antibody titer checks, and intensive surveillance. In approximately 65% of these pregnancies, the fetus is negative for the antigen and therefore there is no fetal risk.
To address this issue, we launched UNITY Fetal Antigen NIPT in 2022. Our UNITY Fetal Antigen NIPT addresses a critical gap in managing alloimmunized pregnancies and detects key fetal RBC antigens, including D, C, c, E, K (Kell), and Fya (Duffy), helping to guide clinical decisions and reduce unnecessary monitoring. As the only commercially available test for fetal antigen screening in the United States, UNITY Fetal Antigen NIPT not only solves a previously unmet clinical need but has deepened our relationships with Maternal-Fetal Medicine (MFM) specialists.
UNITY Fetal Antigen NIPT’s clinical accuracy has been validated in multiple peer-reviewed publications, including a Scientific Reports study demonstrating 100% concordance between test results and neonatal antigen status. UNITY Fetal Antigen NIPT offers 100% sensitivity and specificity while maintaining a no-call rate of <0.1%, ensuring highly reliable results.
In 2024, ACOG issued two clinical guideline updates, referencing UNITY Fetal RhD NIPT and UNITY Fetal Antigen NIPT data: (i) acknowledging the role of fetal RhD NIPT in triaging anti-D immunoglobulin (e.g., RhoGAM) use, particularly amid shortages, and (ii) endorsing UNITY Fetal RhD NIPT as a reasonable alternative for guiding management of alloimmunized patients who decline invasive testing. These clinical guideline updates recognized comparable performance of our assay to invasive diagnostic testing while avoiding complications. They not only validated the clinical utility of our UNITY Fetal RhD NIPT and UNITY Fetal Antigen NIPT but also further highlighted their critical role in enhancing patient care and ensuring effective management of patients across diverse populations.
In February 2026, we announced the launch of our expanded Red Blood Cell (RBC) Fetal Antigen NIPT and a first-and-only Platelet Fetal Antigen NIPT. Available exclusively through the UNITY Aneuploidy™ Screen, these offerings represent the first-and-only non-invasive prenatal tests in the U.S. designed to determine fetal antigen status across both red blood cell and platelet antigens in pregnancies affected by or at risk for HDFN and FNAIT. These conditions together affect or place at risk approximately 1.5-2.5% of pregnancies in the U.S., a rate higher than the genetic burden of aneuploidies.
UNITY Fetal Antigen CTA NIPT
In December 2023, we announced a global partnership with Johnson & Johnson to provide our UNITY Fetal Antigen clinical trial assay (CTA) in their AZALEA Phase 3 clinical trial of nipocalimab in pregnancies at risk for severe HDFN. In April 2023, the FDA granted an Investigational Device Exemption (IDE) for the assay’s use in the trial. Final FDA approval of the companion diagnostics indication is dependent on the success of the Johnson & Johnson AZALEA Phase 3 clinical trial. We have also received regulatory clearances from health authorities in certain European and Latin American countries for the use of the assay in a global clinical trial. We believe that a successful completion of this Phase 3 trial may enable our test to be the first NIPT that is granted a companion diagnostics indication.
Our comprehensive customer experience and commitment to quality and innovation beyond our tests
UNITY Complete is more than just a test, it is a fully integrated, end-to-end experience that delivers a seamless workflow for both patients and providers. Over the years, we have developed various software tools to support the entire testing workflow for providers and patients, which has fueled the rapid growth of the UNITY Complete portfolio. We continuously refine our workflow to address the evolving needs of obstetric providers, in an effort to maximize efficiency, accessibility, and ease of adoption for both patients and providers. By combining unique clinical testing with workflow enhancements, we believe UNITY Complete has established a highly scalable infrastructure that streamlines every step of the journey, further solidifying that UNITY Complete is becoming the new standard in prenatal care.
Oncology products

Precision oncology continues to be a focus in the global fight to cure cancer. However, despite significant advancements and growth in the field, cancer continues to rank as the second leading cause of death worldwide, with persistently high mortality rates. Liquid biopsies, or blood-based tests that interrogate ctDNA, cfDNA released from a tumor cell, for therapy selection or disease monitoring have recently become available for clinical practice as non-invasive, rapid and readily available alternatives to traditional tissue-based biopsies. Despite the increase in uptake, current liquid biopsies developed using standard NGS methods present shortcomings, including undetected actionable mutations and delays in detection of response and progression.
In 2023, we entered the oncology market with two complementary products that leverage our smNGS platform to address these unmet needs. Northstar Select, our ultrasensitive liquid biopsy test, provides insights into appropriate therapies for stage III or IV cancer patients. We simultaneously launched Northstar Response, the only tissue-free, pan-cancer, smNGS-based liquid biopsy test that precisely measures thousands of genomic loci uniquely methylated in cancer to provide insight into dynamic changes in therapy response. The clinical value of our oncology portfolio is validated by physician adoption. More than 95% of oncologists who ordered our tests in 2025 utilized both Northstar Select and Northstar Response in tandem, highlighting their complementarity in guiding cancer care.
Our Northstar portfolio
Our Northstar portfolio for oncology consists of smNGS-based pan-cancer liquid biopsy tests that provide comprehensive therapy selection (Northstar Select) and therapy monitoring (Northstar Response) for late-stage, solid tumor cancer patients. Using a blood-only approach with a focus on sensitivity and precision, we are committed to pushing the limits of cfDNA testing to ensure patients are getting the most advanced profiling and monitoring tools available, while maintaining the convenience of a single blood draw.
Northstar Select
In January 2023, we launched Northstar Select, which is an ultrasensitive liquid biopsy test using smNGS. Northstar Select can provide insight into what therapies may be appropriate for a patient with stage III or IV cancer. Our Northstar Select test has demonstrated industry-leading performance, including two to five times lower limit of detection (LOD), which results in more than 50% more actionable mutations identified than comparator products.
In 2025, the MolDX Program, which is administered by Palmetto GBA, a Medicare administrative contractor, determined Northstar Select meets the coverage requirements under LCD L38043. The MolDX Program’s thorough review process confirms Northstar Select’s clinical validity and utility and enables reimbursement for Medicare and Medicare Advantage beneficiaries who are receiving the test. In the future we may seek FDA approval for certain of our tests, in particular, Northstar Select, which could provide us with competitive advantages such as including enhanced reimbursement through Advanced Laboratory Diagnostic Test (ALDT) pricing; however, it would also subject us to additional regulatory requirements, which can be costly.
Northstar Select achieves a significantly lower limit of detection than other liquid biopsy products
Liquid biopsy tests are dependent on finding tumor molecules circulating in blood that are shed from tumor cells. The tumor shedding rate is highly variable, with many cancers shedding very little ctDNA. This poses a sensitivity challenge for liquid biopsies, especially for variants at low levels, and can lead to potential false-negative results and missed treatment opportunities. The amount of a particular SNV or alteration compared to normal DNA detected by liquid biopsy tests are measured as a variant allele fraction (VAF), with over half of all treatable alterations occurring at a VAF <0.5%, and approximately one fourth occurring at <0.2%. The ability to reliably detect more alterations at a lower VAF is a significant area of unmet clinical need for ctDNA-based testing and an opportunity for technological improvement.
The limit of detection (LOD) is the lower bound limit of an assay’s ability to reliably detect alterations at a specific VAF, at a 95% sensitivity. First generation liquid biopsy tests have an LOD that ranges between 0.25%—0.50%, whereas Northstar Select has demonstrated an LOD of 0.15%, representing a 2-fold higher sensitivity than these other assays. Since most treatable mutations occur at very low VAFs and studies have shown that even mutations found at <0.20% VAF respond to therapy, Northstar Select uncovers more treatment options for patients.
The sensitivity of other liquid biopsies is even more problematic for copy number variants (CNVs). During a cancer’s development and evolution, certain genes may replicate in number, driving uncontrollable growth. CNVs are increasingly recognized as hallmarks of cancer. While there are therapies that target these CNVs,

CNVs are very difficult to detect in plasma due to amplification bias inherent in standard NGS approaches. smNGS-based Northstar Select solves this problem and achieves an LOD that is approximately five to eight times lower than other liquid biopsies.
Northstar Select detects >50% more actionable mutations than comparator assays
In a head-to-head clinical validation study, we compared the performance of Northstar Select against commonly used first-generation ctDNA comprehensive genomic profiling assays. Northstar Select found superior detection rates with 51% more actionable SNVs and Indels, and 109% more CNVs than conventional liquid biopsies. Moreover, the study results showed that variants detected at VAF below 0.20% were overwhelmingly detected by Northstar Select only, demonstrating Northstar’s superior sensitivity. In practice, finding more actionable variants can help oncologists more effectively plan treatment for their patients, improving overall patient care.
Northstar Response
In January 2023, we launched Northstar Response, a pan-cancer smNGS-based liquid biopsy test that precisely measured more than 500 genomic loci uniquely methylated in cancer, achieving single-molecule level quantification, without the need for an upfront tissue-sample. In May 2025, along with other improvements, we updated the assay to include more than 2,200 genomic loci. The new version of the assay has a significantly lower LOD, achieving 0.01% LOD. Northstar Response provides epigenomic insight into dynamic changes in a patient’s response to therapy and, based on our knowledge of all widely available tests, is the only tissue-free methylation-based assay that quantifies tumor burden with single molecule precision. We believe Northstar Response offers a convenient and more precise method to accurately monitor the molecular changes occurring during a patient’s treatment course, which can enable real-time treatment decisions for physicians and patients.
Northstar Response is complementary to standard of care radiographic imaging
The ability to monitor a tumor’s response to therapy and rapidly adjust treatment strategy when necessary is pivotal to improving patient outcomes, especially in late-stage cancers. Today, the most common and accepted method to assess treatment response is by measuring changes in tumor size through radiographic imaging (e.g., CT, MRI, and PET scans). Radiation exposure, infrequent scans, pseudo-progression with immuno-oncology therapy, and inability to precisely quantify changes, highlight some of the limitations of an anatomic-only based approach in treatment monitoring. Our Northstar Response test is complementary to traditional imaging and introduces real-time, single-molecule quantification to treatment monitoring with a Tumor Methylation Score (TMS). TMS is a quantitative metric that measures the extent of cancer-specific DNA methylation signal that is present in blood and reflects whether the tumor is growing or shrinking in a cancer patient when measured longitudinally. Using a DNA methylation-based approach in conjunction with our smNGS platform, we bring a new level of precision that can help determine molecular progression or therapy response at multiple time-points over the course of a patient’s treatment.
Northstar Response is highly accurate at measuring changes in tumor burden across cancer types
Our pan-cancer Northstar Response assay has been analytically validated across more than 10 tumor types and has been evaluated in several clinical studies. In one study, we demonstrated that our assay could detect minute changes in cfDNA burden as small as 0.02% (e.g., an elevation of tumor fraction from 0.02% to 0.04%) demonstrating high sensitivity for a tissue-free, blood only test. The assay also achieves a coefficient of variation (CV) of less than 10% for a typical sample with 1% tumor fraction, which is at least two times lower than conventional tumor-naive, targeted-panel methods that measure VAF. It has demonstrated a strong correlation with clinical outcomes in patients with lung, colorectal, and pancreatic cancers.
We also collaborated with the University of California, San Diego on a study involving immunotherapy and immuno-chemotherapy treated advanced non-small cell lung cancer patients. In that study, which involved 60 samples from 51 patients, Northstar Response’s changes in TMS measured four to ten weeks after starting treatment significantly predicted real-world progression free survival (rwPFS, p < 0.0001), compared to standard imaging assessments which did not reach statistical significance (p = 0.55). The p-value is used to determine the probability as to whether the difference between two data sets is due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. The study also showed that the test often detected treatment response and progression earlier than standard of care CT scans, with high concordance between TMS and clinical outcomes.

In collaboration with Allegheny Health Network (AHN), a separate pan-cancer validation cohort of 54 advanced stage cancer patients (lung, melanoma, and six other solid-tumor cancers) treated with immunotherapy regimens, TMS-based molecular responders had significantly better progression free survival (PFS) (HR=0.26) and OS (HR=0.18) than molecular non-responders. This was particularly remarkable given that the separation between responder and non-responder was made within the first 90 days from baseline and was predictive of durable outcomes years in advance. Molecular responders at day 90 had a significantly improved median overall survival of over two years longer compared to patients who were found to be molecular non-responders.
In addition to the aforementioned studies, we are further engaged in multiple prospective clinical validation studies spanning all solid tumor and therapy types. Our flagship NORTH study is a multi-site study with over 500 late-stage (stage III/IV) solid tumor cancer patients undergoing systemic therapies. We completed enrollment of the study in early 2025 and expect to complete sample and data collection by the end of 2025. We expect the initial results to be available in 2026. The NORTH study, along with other ongoing clinical studies, has the potential to generate sufficient clinical validity evidence for our MolDX submissions for Medicare coverage. We have also engaged with academic key opinion leaders in specific disease areas to provide more insights into the validity and utility of Northstar Response. In collaboration with University of Florida, we are conducting a 100-patient prospective study examining the clinical validity of Northstar Response focusing specifically on advanced gastrointestinal tumors. The study completed enrollment in March 2025. In collaboration with University of Miami, we are engaging in a clinical utility study to identify metastatic pancreatic ductal adenocarcinoma (mPDAC) patients who may benefit from ctDNA informed switching to second line chemotherapy based on early measures of response at four weeks following first line treatment initiation. We have also sponsored an investigator-initiated study at the Fred Hutch Cancer Center to assess the clinical validity of Northstar Response in quantifying therapy response in appendiceal and metastatic peritoneal tumors, which are more difficult to assess by imaging modalities.
Additional opportunities in oncology
We are actively developing additional diagnostic products to address critical needs across the cancer care continuum. For example, in January 2026, we launched Northstar PGx, and in February 2026 we launched Northstar Select CH. Northstar PGx and Northstar CH are add-on applications for Northstar Select, and expand the Northstar platform beyond genomic profiling to address chemotherapy safety (PGx) and clonal hematopoiesis (CH) — two critical decision points in selecting the right therapy for patients. Our current development efforts focus on MRD detection, leveraging our platform’s exceptional sensitivity to identify trace amounts of tumor DNA following curative-intent surgery in earlier stage cancers. We are developing a tissue-free, pan-cancer MRD test, which we expect to be commercially available in the fourth quarter of 2026. Longer term, we believe that our smNGS-based technology could address the sensitivity challenges of early-stage cancer detection. While we have not yet started development in this area, the research work that we have done for Northstar Response and MRD is a necessary precursor for early detection development. We also believe that there is significant potential for our smNGS platform to accommodate products in this area. We believe the molecular information provided by our tests can assist in predicting the diagnostic pathway that can confirm the presence and tissue of origin of cancer. As a part of our five-year strategic plan, we have included the necessary R&D funding for development of an early detection test that builds upon our earlier work.
Our vision of powering AI-enabled personalized medicine for all
Healthcare today stands at an inflection point, poised for transformation through the convergence of unprecedented molecular insights and AI. Despite significant advances in precision medicine, particularly in oncology where treatments have evolved from being organ-based to increasingly being mutation-based, response rates for many marketed targeted therapies can be as low as single-digit percentages in their indicated patient populations. Similarly, pregnancy care follows one-size-fits-all standardized protocols despite unique patient biology. Even with broader technological advances, clinicians still cannot reliably predict or prevent major complications like preterm birth, preeclampsia, and gestational diabetes. This sobering reality underscores a fundamental challenge: many current approaches to precision medicine often rely on single biomarkers that fail to capture the full complexity of disease biology and individual patient variation. We believe that these important problems can be addressed in the future with the combination of AI and smNGS technology.
We believe AI-enabled personalized medicine can revolutionize healthcare delivery across all specialties. Truly personalized medicine requires the (i) characterization of the disease specific to each patient beyond the presence of the single mutation marker to quantification of disease biology of individuals at the single-molecule level, and (ii) integration of this characterization with multi-modal clinical history, powered by AI. We have already built products for this characterization, and we are starting to integrate our diagnostics with this multi-modal clinical history.
Our approach to building AI-enabled precision medicine will begin with our ability to generate extraordinarily precise molecular data. As we continue to generate unique data via our smNGS platform, we are building a differentiated and clinically actionable genomics dataset. Our advantage stems from two key factors: first, our biomarker measurements achieve single-molecule precision and sensitivity, capturing the key disease-causing molecular signatures in cfDNA; and second, our response monitoring assay provides an objective measurement of how a patient is responding to a therapy. AI has recently unlocked widespread access to and analysis of multimodal patient clinical history data. This powerful combination positions us to harness AI for identifying distinct patient subgroups based on their specific biomarker profiles and for predicting how each subgroup will respond to different therapeutic approaches. By mapping these response patterns with extraordinary granularity, we believe we will be able to deliver personalized treatment recommendations based on each person’s unique biology that maximize efficacy while minimizing adverse effects — moving precision medicine from aspiration to clinical reality.
Our Technology
Our smNGS platform leverages proprietary and patent-protected technologies that allow us to detect previously undetectable diseases and support physicians developing and managing treatment plans for patients. Our platform integrates our patented QCTs, proprietary machine learning algorithms embedded in sophisticated bioinformatics systems, and a quantitative, iterative, engineering-oriented assay design.
We developed our smNGS platform specifically to address the fundamental challenge of cfDNA scarcity. cfDNA is the extracellular DNA found in blood plasma that is released by all tissues as a part of both normal and pathological cellular processes. cfDNA offers non-invasive windows into the genetic make-up and disease status of different tissues throughout the body. However, the concentration of cfDNA is typically very low, and the amount of cfDNA from any given source, such as a fetus or a tumor, is even lower. For a pregnant patient, typically only 2% to 15% of the cfDNA in a standard blood draw is of fetal origin. For a cancer patient, approximately between 0.01% to 1% of the cfDNA is derived from a tumor, depending on cancer stage. Notably, there is often only one cfDNA molecule present in a sample for any given genomic location associated with disease, even in advanced cancer patients.
Breakthrough performance capabilities
Our smNGS platform performs absolute quantification of different DNA species down to the level of a single DNA molecule. In addition, smNGS can interrogate thousands of loci simultaneously on the same sample. The cumulative number of cfDNA molecules corresponding to disease can then be summed across all of these loci, thereby amplifying the scarce disease signal by thousands. This capability is especially important for applications such as tissue-free response monitoring and MRD. In contrast, traditional methods are only able to achieve modest relative quantification, far from single molecule level, precluding any applications that require precise quantification.
In comparison to other DNA analysis methods, smNGS uniquely combines precise measurements with a high degree of multiplexing, as depicted in the figure below. ddPCR, the only other established method of performing absolute quantification, is limited to multiplexing no more than one to four probes, making it impractical for clinical testing that requires interrogating more than one hundred loci to cover even a few genes of interest.
Traditional NGS methods have transformed many areas of clinical testing due to their ability to multiplex across thousands of loci, such as enabling a single clinical test to cover multiple genes. However, these NGS methods face significant limitations when applied to cfDNA analysis. The scarcity of cfDNA necessitates amplification by a factor of millions before it can be sequenced. This amplification occurs at different rates across different genomic loci, which introduces significant biases that challenge traditional NGS methods, even for relative quantification. Moreover, these NGS methods struggle with the easiest copy number analyses, such as the ability to distinguish one copy of a gene versus two copies, as may be needed for a standard germline or carrier testing. Consequently, the gold standard for clinical testing of copy number analysis is pre-NGS technologies, such as microarray and multiplex ligation-dependent probe amplification. The identification of these copy number changes in cfDNA requires detecting a change that is more than 100 times smaller, since the fraction of cfDNA that is derived from the fetus or the tumor can constitute less than 1% of the total cfDNA. Only our smNGS platform can detect CNVs in cfDNA at these levels today. Similarly, smNGS is needed for determining fetal risk in single-gene recessive conditions and precisely quantifying response to therapy, as these problems require absolute quantification of a low cfDNA signal against a high background originating from other tissues.
The components of our platform
Our smNGS platform seamlessly integrates several tools and patented technologies, which are further described below.
Quantitative Counting Templates (QCTs)
QCTs are the foundation of our smNGS technology. They are artificial DNA fragments that we design and synthesize to mimic the properties of the human DNA loci that are being interrogated in an assay. A specific identifier is embedded into the sequence that flags the QCTs as synthetic controls, and a randomized embedded sequence ensures that each QCT is unique. QCTs are added to the biological sample at the start of the testing process so that they are subject to the same laboratory processes, including amplification and sequencing, as the disease-associated genetic molecules that the assay targets. Importantly, QCTs amplify at the same rate as the genetic targets. We can then precisely calculate the amplification and sequencing biases that were introduced during the sample processing and remove their effects from the data to absolutely quantify the number of cfDNA molecules that are present in the sample. The precise number of QCT molecules added to each specimen is calculated bioinformatically through the counting of the number of diversity regions in the sequencing data. This method is therefore “calibration-free” and does not require the exact measurement and titration of spike-in DNA concentrations, a feature that is particularly advantageous for quantitative assessments across multiple timepoints in longitudinal monitoring contexts.
QCTs are compatible with almost all NGS library preparation methods and can be used to measure both genetic and epigenetic changes, such as methylation. Our ability to absolutely quantify methylation across genomic loci allows us to combine signals from thousands of genomic loci to reduce the amplification and sample processing noise to negligible levels, thereby converting a 0.01% signal to the equivalent of a 10+% signal.
QCTs are used in our testing workflow with the following steps:
1.Add an aliquot of traceable and specific QCTs into the patient’s blood sample, which contains an unknown number of DNA fragments of interest (m1) among a vast background of the patient’s genome. The precise number of QCT molecules (n1) is also unknown at this stage but is determined in a subsequent step.
2.Amplify the cfDNA fragments of interest using PCR at the same, unknown amplification rate as QCTs.
3.Count the number of clusters of sequences with identifier tags (i.e., the number of distinct QCTs with different diversity regions), which is equal to the number of QCTs that were added to the sample (n1).
4.Determine the amplification multiplier (x) by dividing the number of total sequencing reads that map to QCTs by the number of QCTs (n1).
5.Remove bias by dividing the total number of sequencing reads that map to cfDNA fragments of interest by x to find the absolute number of molecules in the cfDNA sample (m1).
We believe that QCTs provide unprecedented insight into disease biology across the human genome. We have developed custom machine learning models to analyze the tiny, individualized variations across hundreds of thousands of patients, uncovering novel patterns of disease biology. These insights are incorporated into our assays to significantly improve performance. We continuously refine our understanding of disease biology to support existing and future diagnostic products.
Custom bioinformatics with machine learning
Due to the vast amounts of data generated by genetic sequencing, robust bioinformatics are required to analyze the data and identify mutations of interest. Our smNGS platform requires the use of proprietary bioinformatics to further analyze the data generated by the genetic sample and QCTs to accurately quantify the presence of disease. A selection of proprietary bioinformatic tools enabling the single-molecule sensitivity of smNGS includes the following:

•Our bioinformatic tools implement numerous quality control metrics that enable single molecule sensitivity, for instance, the QCTs’ ability to identify cross-contamination between samples down to a 0.001% level.
•Our bioinformatic models enable us to effectively combine signals across thousands of loci, enabling unprecedented sensitivity.
•The close collaboration between our clinical and bioinformatics teams enables us to curate personalized reports for patients. For example, there are more than 500 types of results that our fetal risk screen can provide with a vast repertoire of risk assessment.
•Our custom bioinformatic tools enable design-based approaches to assay development, significantly reducing the time and cost of building a novel assay.
Specialized and scalable infrastructure
Our smNGS platform leverages specialized and scalable infrastructure that we have spent years building and refining. Our laboratory infrastructure has been custom designed from the ground up to support the single molecule sensitivity of our assays. The scalability of our tests has been built over time through automation, which has enabled us to maintain single molecule sensitivity while driving down COGS. While the vast majority of our laboratory processes are now fully automated, it was accomplished through a deliberate step-by-step approach of continuous implementation. In addition to the smNGS technology that we have developed, we believe that the current scalability of our assays also gives us a multi-year advantage. For example, it took an entire year to automate one single step of our sgNIPT assay, automated cfDNA extraction with the same yield as manual column-based extraction, to maintain the same single molecule sensitivity.
Once a sample is received at one of our facilities, it is processed through a single-directional workflow across four separate labs, each with strictly separated and segregated airflows and air filtration systems. Every step in the laboratory process is designed to optimize yields and support a high-quality testing process. By leveraging smNGS techniques and strictly controlling the workflow and environment, we can detect sample cross-contamination at the single molecule level and even determine the exact point in the process where the contamination occurred, including potentially at the clinic where the sample was collected. Even if QCTs were deployed in a traditional NGS lab, post-PCR contamination that is typically found in such labs would preclude the single molecule sensitivity, absent a complete redesign of not only the assays and bioinformatics, but of the entire laboratory infrastructure.
We have also utilized automation and AI throughout our infrastructure to reduce errors and increase laboratory throughput. By automating our labs, we are able to build uniformity into sample processing and can rapidly identify and triage problems as they occur. Each individual lab contains specialized equipment with bespoke programming to drive specific processes and to progress the sample through the testing workflow. In addition, we also integrate third-party large language models and AI to improve our laboratory workflows. For example, we completely redesigned and automated our biological sample accessioning process by incorporating AI and computer vision that automates labor-intensive clerical tasks. This allowed us to redeploy our laboratory personnel to higher impact areas. While our current laboratory space is already sufficient for at least four times more growth, our process engineering and automation teams continue to work on creative solutions to further scale our laboratory capacity and decrease our COGS.
IP and know-how
Our smNGS platform is protected by a suite of patents and proprietary technological know-how. Our patented technologies differentiate us from our competitors and support improved quality controls, enable nimble product iteration, and drive rational assay design that allow us to build novel products with attractive gross margin. We have multiple issued patents for our core technologies and our ancillary technology in the United States and internationally. Our core patents cover various approaches to using synthetic molecules to provide accurate counting of target molecules, which is our QCT technology, as well as protecting the following technologies:
•Dilution tagging is a novel method to quantify the abundance of targeted DNA molecules across a dynamic range of many orders of magnitude. This technology enables low-cost sequencing of cfDNA samples with rare sequences without the loss of quantitative information. For example, this can reduce sequencing costs by 10-50x for sequencing intensive applications, such as immune receptor repertoire profiling and single cell RNA sequencing.
•Spike-in technology refers to synthetic DNA controls custom-made for each assay and added to every patient sample. These DNA controls enable the calculation of relative abundance of targeted DNA molecules at a low cost.

•qSanger technology combines spike-in technology with custom-built, proprietary signal processing and applies it to Sanger sequencing and capillary electrophoresis, bringing the power of quantification to previously qualitative technologies. This approach brings NGS-level precision to easy-to-deploy technologies and enables their use as low-cost and high-throughput diagnostic tools.
Beyond these patented technologies, we have developed substantial proprietary techniques and know-how throughout our organization that are critical to our R&D and commercial success. We protect our IP through a comprehensive strategy including patents, trademarks, copyrights, trade secrets, confidentiality agreements, and other contractual protections. For further details on our IP portfolio, including issued and pending patents, see Part 1, Item 1 “Business—Intellectual property.”
Engineering biology approach
Our focus on quantification fundamentally transforms our R&D approach. We believe, by leveraging the precise molecular measurements enabled by our smNGS platform, we significantly reduce biological and clinical risks in our diagnostic pipeline. When designing new assays, we build mechanistic models that mathematically predict clinical performance with high confidence, transforming diagnostic development from a biology-driven trial-and-error process with inherent uncertainties into an engineering challenge with clear, solvable parameters.
We believe this engineering biology framework delivers exceptional capital efficiency. While many competitors invest heavily in exploratory biological research with uncertain outcomes, our quantification-first approach enables us to predict diagnostic performance based on biomarker measurability rather than speculative biology. We believe this targeted strategy accelerates time-to-market and significantly improves our success rate in developing category-defining products, creating substantial value for patients and shareholders alike.
We have complemented these technological advantages with an innovative organizational structure inspired by Bell Laboratories, Inc. Our R&D model organizes core scientists into focused teams reporting directly to our CEO and CTO, eliminating bureaucratic layers and accelerating decision-making. Each scientist has end-to-end responsibility across the biochemistry and bioinformatics technology stack and is empowered to drive new products from conception through commercialization. This structure enables rapid iteration with minimal resources. We believe this combination of technological foundation and organizational design will create compounding advantages that widen the gap between BillionToOne and our competitors over time.
Future uses of artificial intelligence
Productivity improvements
We have already begun to harness the transformative potential of AI to drive productivity improvements across our operations. For example, AI has significantly reduced the time required on sample accessioning, reimbursement, and healthcare operations, while substantially improving software programming productivity. These early applications represent just the beginning of our AI integration strategy. We envision an organization where AI augments virtually every functional area, creating a continuous cycle of productivity enhancement and financial performance improvement. By progressively automating routine tasks, we expect to increasingly redirect our exceptional talent toward high-value, creative activities that drive innovation and competitive differentiation. We believe this will further strengthen our differentiated financial profile by continuously improving the ratio of revenue to operating expense.
Personalized medicine
We believe that our smNGS platform is building a uniquely valuable genetics dataset due to its ability to detect single molecules at scale. We have processed over one million tests to date and our dataset continues to grow rapidly. AI can reduce medical chart extraction costs by over 90%, enabling the synthesis of smNGS molecular data and AI-extracted longitudinal clinical data for each patient. This powerful combination creates the potential for us to increasingly provide more actionable and personalized clinical reports of treatment strategies while minimizing adverse effects for patients, making our products increasingly more valuable.
Industry Background
The strengths and challenges of precision-based diagnostic solutions
Precision diagnostics has emerged as one of the most critical components of healthcare in improving patient outcomes across multiple therapeutic areas. Through the identification of actionable unique biomarkers, diagnostic tests can offer critical information for the diagnosis and treatment of diseases. Historically, directly obtaining a sample from the fetus or the tumor for analysis has been the standard of care for prenatal and oncology diagnostics, but such procedures are highly invasive and can lead to inconclusive results. More recently, many areas of care, including prenatal and oncology, have been transformed by cfDNA diagnostics. Both genetic and epigenetic properties of cfDNA reflect the originating tissue and can be used to diagnose and monitor disease. However, while powerful, the extremely limited availability of cfDNA in blood poses significant challenges to traditional diagnostics. The fraction of cfDNA that is of fetal or tumor origin can be as low as 0.01% to 1.0% of the total cfDNA, and often there is only a single molecule that corresponds to the particular mutation of interest within a tube of blood. To address this challenge, the DNA sample must be amplified during laboratory processing by a factor of millions, which adds significant errors and biases that are then difficult to differentiate from the actual targeted mutations. It also makes quantification extremely challenging, as the original signal can be orders of magnitude smaller than these errors and biases.
The need for comprehensive prenatal testing solutions
In 2023, the U.S. Center for Disease Control and Prevention (CDC) reported approximately 3.7 million births in the United States, with about one in every 33 infants affected by congenital anomalies. These anomalies can be due to chromosomal abnormalities or single gene inherited disorders. While commonly-used cfDNA prenatal tests can detect chromosomal abnormalities, they are unable to screen for these inherited single gene conditions, such as sickle cell disease, cystic fibrosis, alpha-thalassemia, beta-thalassemia and spinal muscular atrophy (SMA). These five recessive conditions are common, clinically actionable, and recommended for universal screening by ACOG, with one in six pregnant individuals in the United States being a carrier for recessive conditions.
Inherited single gene conditions can be identified through carrier screening of the parents, followed by invasive diagnostic procedures such as amniocentesis. One of the most significant problems with traditional carrier screening is the requirement for both maternal and paternal blood draws. Obtaining the paternal blood sample is logistically challenging in an obstetricians-gynecologists (OB-GYN) setting. As reported in studies by independent publications, in at least 58% of cases when the mother is identified as a carrier, the father’s carrier test is not performed, resulting in the majority of affected pregnancies to be undetected.
The significant prevalence of genetic disorders underscores the critical need for safe and effective prenatal screening methods. By identifying these disorders prenatally, we can significantly improve patient outcomes through earlier therapeutic interventions. For instance, SMA is a progressive and debilitating disorder that causes irreversible damage to affected newborns every day following birth. Administering therapy within the first six weeks of life can be the difference between lifelong physical disability and meeting age-appropriate physical milestones. Prenatal detection of SMA is critical when considering the timelines for newborn screening, confirmatory molecular diagnostics and insurance authorization for expensive therapies. Similarly, there are an increasing number of case reports where specialists prescribe therapeutics to carrier pregnant mothers with affected CF fetuses, which significantly improved newborn outcomes. In addition, novel diagnostics enable the development and use of novel therapies. We have a global exclusive partnership with Johnson & Johnson in which a therapy for preventing HDFN is administered only to those at-risk pregnancies that we identify through our non-invasive fetal testing.
We have two strategic partnerships with Johnson & Johnson. The first relates to our UNITY fetal antigen clinical trial assay in Johnson & Johnson’s AZALEA Phase 3 clinical trial of nipocalimab in HDFN. The second is governed by a development and commercialization agreement we entered into with Johnson & Johnson on July 11, 2025 (as amended, the Commercialization Agreement), which governs our collaboration on a companion diagnostic product for nipocalimab. The Commercialization Agreement sets forth the roles and responsibilities, including development activities, to be performed by each party; the timelines for development activities and associated milestone payments; and target specifications for the companion diagnostic product. Under the Commercialization Agreement, Johnson & Johnson made an initial payment to us, with subsequent payments due upon achievement of specific milestones, including submission of the companion diagnostic product to the FDA for marketing approval by January 2028, and FDA approval of the companion diagnostic product, by the later of (i) December 2029 and (ii) one year after Johnson & Johnson obtains regulatory approval for nipocalimab. The cumulative amount of upfront fees, milestone payments, expenses and costs payable to us under the Commercialization Agreement will not exceed $13 million. The Commercialization Agreement will remain in effect until such time as Johnson & Johnson ceases the development and commercialization of nipocalimab. While we expect to make the FDA submission of the companion diagnostic product by January 2028, the exact timing of FDA approval will depend on the approval timeline of the associated Phase 3 clinical trial of nipcalimab. The timing and conduct of the Phase 3 clinical trial, including submissions to the FDA, are the responsibility of Johnson & Johnson and its affiliates, as the sponsor of the trial.
The market demand for more sensitive and precise oncology tests
Cancer is the second leading cause of death according to the CDC. Despite the breadth of therapeutic options, treatment response rates can be as low as single-digit percentages due to differences in genetic and epigenetic patient profiles. Enabling more personalized cancer treatments and better outcomes requires more sensitive and precise tests to (i) select the best therapy regimen and (ii) monitor the patient’s response to that treatment.
The gold standard for cancer therapy selection has been a tissue biopsy, which can be sequenced to determine the tumor profile. However, tissue biopsies can be invasive, challenging to obtain, and can lead to inconclusive results and quality control failures from the extracted DNA. They may also miss mutations due to tumor heterogeneity. In addition to tissue biopsies, non-invasive liquid biopsy tests are a rapidly growing approach to analyze tumor DNA. Faster and more convenient blood-based tests may allow earlier treatment; however, they also have lower sensitivity due to very low amounts of circulating tumor DNA (ctDNA) shed by tumors. This challenge has meant traditional liquid biopsies often miss targetable tumor mutations at lower ctDNA fractions.
Our Northstar Select test addresses these challenges by capturing tumor-specific variants with high sensitivity at low variant allele frequencies (VAF). In essence, our test enables physicians to detect mutations in cancers that other diagnostic tests might miss. The detection of these mutations can enable better, more targeted therapies that their patients would otherwise not receive. We have demonstrated the analytical and clinical validity, as well as the clinical utility, of our Northstar Select test through rigorous reviews. Analytical validity refers to how accurately and reliably the molecular diagnostic test measures the specific DNA, RNA, protein, or other molecular target it is designed to detect. Clinical validity refers to the accuracy with which a molecular diagnostic test correctly identifies the presence or absence of a specific genetic variant, biomarker, or molecular target associated with a disease or condition in the intended patient population. Clinical utility refers to the likelihood that a test will, by prompting an intervention, result in an improved health outcome.
In February 2025, these reviews resulted in the decision to grant Medicare coverage for the Northstar Select test for eligible beneficiaries with advanced solid tumors who meet the Molecular Diagnostics Services program (MolDX) coverage criteria. The clinical validation data submitted as part of the MolDX evaluation included a head-to-head concordance study, directly comparing the utility of our test to that of our leading competitors. The results demonstrated the superior sensitivity of Northstar Select by identifying 51% more single nucleotide variants (SNVs) and 109% more copy number variants (CNVs), most of which were found below the comparator assays’ 95% limit of detection.
While the number of cancer treatment options continues to expand, determining whether a specific treatment is working for an individual patient remains a significant challenge that relies too heavily on subjective assessments. Currently, doctors use medical imaging (e.g., computed tomography (CT) scans, magnetic resonance imaging (MRIs), and positron emission tomography (PET) scans) as the primary tool to evaluate a patient’s cancer status. However, this approach has important limitations affecting both accuracy and reliability. Tumors often contain diverse cell populations that respond differently to treatment, making overall assessment difficult. Some patients receiving immunotherapy experience “pseudoprogression,” where imaging temporarily shows growth even though the treatment is working. Scar tissue forming around tumors can be hard to distinguish from active cancer. Certain areas of the body, like bones and the abdominal cavity lining, naturally provide poor contrast on imaging, making cancer changes difficult to see. Lastly, interpreting scans involves significant human judgment, introducing inconsistency between different radiologists’ assessments.
The practical limitations of imaging also create problems. Most patients undergo scans only every few months, leading to critical delays in determining whether a treatment is effective. These delays can result in patients continuing ineffective therapies longer than necessary or missing opportunities to begin alternative treatments sooner. While increasing scan frequency might seem like a solution, patients face real-world barriers including limited availability of imaging equipment (especially in rural areas), the physical and financial burden of traveling to specialized imaging centers, and substantial costs that might not be fully covered by insurance. These limitations create an urgent need for better tools that can assess treatment response more accurately, consistently, and frequently to help doctors make timely and informed decisions about patient care.
Northstar Response is designed to solve these problems. Northstar Response is a tissue-free, pan-cancer, smNGS-based liquid biopsy test that precisely measures more than 2,200 genomic loci uniquely methylated in cancer. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies tumor burden with single molecule precision and provides insight into dynamic changes in a patient’s response to therapy. In validation studies, Northstar Response showed a consistent ability to detect quantitative changes in tumor fraction across more than 10 different cancer types, in some cases as much as six months earlier than indicated by imaging scans. Northstar Response has been analytically and clinically validated in three peer-reviewed publications, including in collaborations with the University of California, San Diego and the University of Florida.
Northstar Response is now undergoing further validation through our large flagship study: NORTH (Northstar Oncology Response Monitoring Test Hallmark). NORTH is a multi-site study with over 500 Stage III and IV solid tumor cancer patients undergoing systemic therapies. Enrollment of the study, as well as sample and data collection, were completed in 2025, and we expect results to be available in 2026. The NORTH study, along with other ongoing clinical studies, have the potential to generate sufficient clinical validity evidence for our MolDX submissions for Medicare coverage.
Beyond late-stage cancer testing, we recognize there is a significant need for more powerful early-stage cancer testing. We are developing additional oncology products for these cancer patients, including MRD testing. Current standard of care for early-stage cancer is the surgical removal of the tumor. However, a small number of cancer cells may remain and can lead to future metastasis. MRD testing post-surgery enables healthcare providers to administer adjuvant therapy when needed and can also be used to monitor cancer recurrence over time. There are two approaches to MRD testing today, tumor-informed and tumor-naive. Tumor-informed approaches involve sequencing the cancer tissue to identify mutations which can then be tracked in blood at subsequent points in time. Tumor-informed approaches can have up to 40% failure rates due to the limited amount of tissue that can be obtained in early-stage cancers or tissue sequencing failing to identify a sufficient number of variants that can be used for MRD tracking. Moreover, the mutations that are tracked may not represent the evolution of the tumor, resulting in false negatives. Tumor-naïve approaches measure the levels of ctDNA in a patient’s blood and do not require an upfront tissue sample, but to date, their lower sensitivity has been a limiting factor in their adoption. We believe that our smNGS platform will allow our planned MRD test to address the sensitivity challenges of existing tumor-naïve assays.
Publications and collaborations
We have extensive publications on our smNGS platform and products. Our UNITY Fetal Risk Screen clinical publication in Genetics in Medicine was selected for the Top 10 publications in Genomic medicine year in review 2023 by AJHG. Our hallmark publications in the Obstetrics & Gynecology journal (the Green Journal) demonstrated 100% sensitivity and specificity in approximately 860 patients for fetal RhD and other fetal RBC antigen detection, ultimately leading to the ACOG practice guideline changes.
The analytical and clinical validity of our Northstar products have also been demonstrated in peer-reviewed publications. The analytical validation of Northstar Response was published in January 2025 in Scientific Reports while additional clinical studies of the assay performance in lung and liver cancer cohorts were published in Clinical Lung Cancer and the Journal of American College of Surgeons, respectively. The analytical and clinical validation of Northstar Select, including the head-to-head comparison against other on-market assays published in August 2025, demonstrated Northstar Select’s superiority in detection of SNV and CNVs as relative to commercially available competitors. Beyond peer-reviewed journal publications, we have published posters and abstracts at various medical conferences including AACR, AACR LBx, ASCO, and the International Society of Liquid Biopsy.
Commercialization
We commercialize our UNITY and Northstar tests in the United States through our direct sales force targeting physicians in the prenatal and oncology markets, respectively. As of December 31, 2025, our clinician-focused sales organization included 231 sales representatives, with 177 in prenatal and 54 in oncology. In comparison, we had a total of 137 sales representatives at the end of 2024, 120 in prenatal and 17 in oncology. We plan to continue to expand our field sales force systematically, as our prenatal sales force is less than one-third the size of our largest competitor and our oncology sales force is very small relative to many other liquid biopsy companies. Our sales representatives in prenatal are engaged in educating OB-GYNs, MFMs, genetic counselors (GCs) and others about the existence, uniqueness and clinical utility of our offerings. Our sales representatives in oncology conduct similar commercial and educational activities and primarily engage with oncologists. We have supplemented our direct sales team with medical science liaisons (MSLs) who are generally genetic counselors in prenatal and PhDs in oncology, as well as adding other support staff to help onboard clinics and to manage the physician and patient experiences.

Our sales force achieved an annualized revenue run-rate of $2.2 million per sales representative in the year ended December 31, 2025. We believe our high sales efficiency is driven by the combination of our differentiated products and our ability to provide a seamless, end-to-end solution that enhances both the patient and provider experience and significantly reduces churn. Our cohort analysis indicates that the net test retention, as defined by the total number of tests that are received from a cohort of clinics first onboarded in a particular quarter, even after accounting for any account or provider churn, is over 100% after a year for the majority of quarterly cohorts. Our sales efficiency has also increased over time, and we believe this efficiency will be maintained or further increase as we systematically grow our sales team.
We also drive physician awareness of our products by actively participating in industry conferences, publishing in relevant scientific journals, and driving dialogue with key opinion leaders and physician organizations. These efforts have already resulted in practice advisory changes within the prenatal field, including for RhD and fetal antigen NIPT. Across both prenatal and oncology, we believe that our ongoing and planned studies will help drive increased guideline expansion. Through our extensive digital marketing, we also engage directly with motivated patients, and this can lead to access to physicians in clinics that typically do not otherwise allow sales representative presence.
In international markets, which represented less than 1% of our revenue for the year ended December 31, 2025, we primarily sell through distributors, which collect and send samples to our laboratories in the United States. In these markets, the patient bears the full cost of the testing, which limits the adoption. In the future, we believe that the health economics of our tests will enable nationwide coverage via single-payor agreements. However, this is often predicated on the tests being performed locally within the country, requiring capital investments in international markets. While we believe that international expansion could significantly expand our total addressable market, we are currently focusing on expansion opportunities in the United States.
Prenatal commercialization
We sell our UNITY products through direct targeting of OB-GYNs, GCs, MFMs and others in the United States. Our penetration in prenatal is often executed via a “land-and-expand” strategy in which the adoption of UNITY by one physician in a larger clinic often leads to increased access and broader adoption of our tests by other physicians in the clinic. This approach enables us to first access clinics and then expand within those clinics by providing an excellent end-to-end service. Our high client satisfaction is evidenced by our low churn, which is an important factor in our rapid growth.
Our tests are typically ordered during the first trimester, starting as early as nine weeks into the pregnancy, and help physicians and patients assess risk across a variety of conditions. We have simplified billing process that consolidates all tests ordered into one claim and one bill. Our dedicated clinical support staff aids in our commercial and education efforts by providing workflow implementation, patient and payor billing, and report interpretation.
We also have a global partnership with Johnson & Johnson in the AZALEA Phase 3 clinical trial of nipocalimab in pregnancies at risk for severe HDFN, in which UNITY Fetal Antigen CTA is exclusively used for determining patient eligibility, and a related U.S.-specific partnership regarding development of a companion diagnostic product. Exclusivity of this arrangement is another proof point of the unique capabilities of our products. We believe this partnership and potential future partnerships or collaborations with other partners can boost awareness and adoption of our tests, while also providing us with access to patients who can benefit from our products.
We will also continue to increase the size of our direct sales force to better penetrate existing markets and to cover new territories in the United States. Our sales team was built with proven performers, and we have designed a robust training infrastructure to continue our leading sales efficiency as we continue to grow the team.
Oncology commercialization
Our oncology strategy is dedicated to the cross-selling of both Northstar Select and Northstar Response. These complementary products support physician decision-making on initial therapy selection, monitoring patient response to treatment, and informing treatment modification when necessary. The head-to-head study that showed significantly higher numbers of actionable mutations that Northstar Select found versus competing assays is an important factor in our ability to persuade oncologists to start using our tests. Each Northstar Select test is often accompanied by a Northstar Response test for the baseline measurement, followed by additional Northstar Select and Response tests in certain cases as physicians monitor and adapt treatment plans. As of December 31, 2025, approximately 95% of our ordering providers utilize both Northstar Select and Northstar Response tests in tandem for the same patient’s care. Higher reimbursement and existing Medicare coverage of our Northstar Select tests allow us to broaden the use of Northstar Response without incurring significant losses. If we were to receive increased coverage and reimbursement for Northstar Response, it would lead to a significant increase in our revenue as the adoption of the test will have already been established.
Outside of our direct sales efforts in oncology, we have signed collaboration agreements with a select number of pharmaceutical companies and institutions to support clinical development of novel precision oncology therapeutics. These collaborations utilize our existing Northstar products, as opposed to developing new assays that are specifically tailored to each agreement.
Our Growth Strategy
We are driving and leading a paradigm shift within precision diagnostics. Our vision is to leverage our novel single-molecule next-generation sequencing (smNGS) platform to develop ultrasensitive diagnostic tests that enable personalized solutions and enhance patient outcomes. Our growth strategy to achieve this goal includes the following elements:
•Drive increased adoption of our existing products in the prenatal and oncology markets. Healthcare professionals have increasingly incorporated our UNITY tests into their clinical practices to adopt what we believe will be the new standard of care. There are three main opportunities to expand our market penetration of our UNITY prenatal products. First, we believe that we have a significant opportunity for footprint expansion and are continuing to invest in increasing our sales team size to cover new geographies, with aggressive recruiting targets. Second, we believe that our current sales team has only just begun to penetrate their existing territories and, over time, more clinics will adopt our tests in an existing sales territory. Finally, we typically see significant growth once we have gained adoption in a clinic, as additional physicians in those clinics adopt our tests.
We are in the early stages of executing the same sales strategy in oncology. We will continue to drive adoption of our tests by working closely with physicians, medical societies, payors, and patient advocacy groups to educate them on the benefits of our products. We also believe that our commitment to quality customer experience, through patient education, patient self-service, streamlined testing, and patient-friendly billing, will help maintain and enhance usage of our tests. With our Northstar product line, our commercial efforts have just begun, with our field sales team covering only a fraction of the geography. We have significant room to grow, via more geographical expansion, more penetration within existing sales territories, as well as within existing clinics.
•Build beyond our extensive library of clinical evidence to support favorable coverage and reimbursement. In prenatal, our carrier and aneuploidy tests are broadly covered by most major insurance providers, and we have broad reimbursement for the tests we provide. In addition, we have contracts with payors that account for more than 250 million covered lives in the United States as of December 31, 2025, which generally include our oncology products. We are continuing to generate persuasive clinical utility data that we believe can lead to additional payor contracts and justify guideline inclusion.
While we believe we have industry-leading ASPs for our prenatal products, as we contract with more payors and as certain aspects of our tests are more broadly covered due to guideline inclusions, we believe that our ASP will continue to increase. In oncology, we have already secured Medicare and Medicare Advantage coverage for Northstar Select. For Northstar Response, our flagship study, NORTH, along with other ongoing clinical studies, has the potential to generate sufficient clinical validity evidence for our MolDX submissions for Medicare coverage.
•Utilize our smNGS platform and R&D capabilities to efficiently expand and improve our portfolio of category-defining molecular diagnostic tests. Our foundational smNGS platform fundamentally reduces the biological and clinical risks in our product development process. Because it achieves single molecule level sensitivity and precision at the physical LOD, we can accurately predict clinical performance in advance when designing new smNGS assays. This is complemented by our lean and innovative R&D structure which further enables efficient and high-impact product development. As a result, we are able to rapidly convert R&D investment into differentiated products. In the prenatal market, we started with one UNITY Fetal Risk Screen and then developed multiple tests and add-ons, including UNITY Aneuploidy Screen and UNITY Fetal Antigen NIPT. In oncology, we are extending our portfolio beyond our commercial products focused on therapy selection and response monitoring. We are also developing a tissue-free, pan-cancer MRD test, which we expect to be commercially available in 2026. Longer-term we believe that our smNGS-based technology could address the sensitivity challenges of early-stage cancer detection, among other applications.
•Continue to deploy AI across our entire organization, including laboratory operations, to improve efficiency and productivity. The integration of AI across our operations has been and will continue to be a critical driver of efficiency and productivity. We have been an early adopter of AI, and every function across the company uses AI in some capacity. By continuing to automate labor-intensive processes, we expect to continue to reduce costs and significantly increase productivity across our organization.
•Leverage our growing clinical dataset with AI to improve the utility of diagnostics and enable personalized medicine. Our advanced diagnostics platform generates rich biomarker data as we test patients that can be integrated with multimodal patient clinical information such as medical records. By leveraging AI algorithms to analyze these large datasets, and combining them with our unique Northstar Response results, we believe we will be able to identify distinct patient subgroups with unique biomarker profiles and predict therapeutic response patterns with unprecedented precision. This capability will enable us to provide clinicians with personalized treatment recommendations tailored to each patient’s unique biology. We believe this approach will significantly improve therapeutic outcomes by maximizing efficacy while minimizing adverse effects.
As we continue to expand our clinical data repositories and refine our AI models, we expect to further enhance our competitive advantage and accelerate the transition of precision medicine from aspiration to clinical reality across our diagnostic portfolio.
Competition
Healthcare delivery continues to focus on becoming more patient-centered with personalized solutions. This evolution is leading to more companies and product offerings in the molecular diagnostics market. As a result, each of our products faces competition from a number of established and emerging companies.
In the prenatal market, our main competitors offering NIPTs include Illumina, through its subsidiary Verinata, Laboratory Corporation of America Holdings (Labcorp), Myriad Genetics, Inc. (Myriad), Natera, Inc. (Natera), and Quest Diagnostics Incorporated (Quest). We also compete with companies providing carrier screening tests such as Fulgent Genetics, Labcorp, Myriad, Natera, and Quest. Each of these companies offers comprehensive carrier screening panels.
While we know of competitors, in particular Natera and Myriad, that have been working on creating competing products to UNITY that also assess fetal risk for recessive conditions non-invasively, we believe that our smNGS platform will allow us to maintain clear clinical and technical superiority as this type of testing becomes the standard of care. In addition, while product launches by our competitors can create heightened competition in our prenatal market, we also believe that it can lead to increased awareness, acceptance, and adoption of this modality of testing by both providers and medical guidelines.
In the oncology market, our main competitors for our therapy selection and response monitoring tests include Caris Life Sciences, Inc., Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc., Guardant Health, Inc., NeoGenomics Laboratories, Inc., and Tempus AI, Inc. As we expand our oncology offerings into applications such as MRD testing, as well as potentially testing for early detection in the future, we anticipate facing competition from a broader universe of companies, including Exact Sciences, Grail, Haystack, which was acquired by Quest, and Natera.
Our competitors may offer oncology tests for therapy selection that encompass a broader range of genes, thereby positioning their products as more comprehensive. While we believe that these larger panels result in reduced sensitivity for identifying actionable variants, their expanded gene coverage enables selection of a wider array of therapies—including some that are not yet approved or immediately actionable. As the number of approved therapies continues to increase, necessitating the addition of new genetic targets and revalidation of our assays, we may incur higher costs and risk losing customers to competitors if updates to our tests are delayed.

Many of our competitors, either alone or with their collaborators, may have greater financial and/or other resources than we do, including larger and more established manufacturing capabilities and marketing, sales, and support functions. Other competitors are in the process of developing novel technologies which may lead to products that rival or replace our products. While we cannot assure you how the market will evolve, we believe our four pillars of differentiation provide competitive advantages that are difficult for others to replicate.
These statements regarding our competition are subject to a number of risks, uncertainties, factors and assumptions described under Part I, Item 1A, “Risk factors—Risks related to our business and strategy.”
Intellectual Property
The long-term success of our business depends on securing protection of our intellectual property through patent, trade secret, trademark, and other intellectual property rights. We also utilize non-disclosure agreements and proprietary information and inventions assignment agreements with employees, consultants, contractors and other third parties and maintain physical security of our premises and physical and electronic security of our information technology systems in order to strengthen the protection of our intellectual property.
As of December 31, 2025, we held nine U.S. issued patents, which expire between August 2038 and March 2043, and 45 foreign patents, which expire between August 2038 and September 2041. Additionally, we had 14 pending U.S. patent applications and 31 foreign patent applications. We also held 4 U.S. registered trademarks and 13 foreign registered trademarks as of December 31, 2025.
Our patent strategy is focused on seeking robust coverage for our core molecular counting technology (covered by U.S. Patent No. 11,629,381, with a pending U.S. divisional application, granted patents in Australia, Brazil, China, Europe Hong Kong, India, Japan and South Korea (validated in 17 countries), and pending applications in Canada, Israel, Singapore, Japan (divisional), Europe (divisional), and Hong Kong (divisional), our dilution tagging technology (covered by U.S. Patent No. 12,071,651, with a pending U.S. continuation, and issued patent in Canada and pending foreign applications in China, Europe, and Hong Kong), our custom-made Synthetic DNA controls (covered by U.S. Patent Nos. 11,646,100 and 12,176,066, with a pending U.S. continuation, an issued patent in Canada, and pending applications in China, Europe, and Hong Kong), and our proprietary signal processing technology (covered by U.S. Patent Nos. 11,430,543 and 12,183,437, also granted in Brazil, Japan, Singapore, South Korea, Israel, Canada, Australia and Europe, and pending in China, Hong Kong, and India), all of which is used to maximize readings taken from single blood draws. We have also recently filed several unpublished patent applications covering a range of techniques for improving the efficiency and accuracy of DNA sequencing-based assays. In addition, we file for patent protection in connection with our ongoing research and development activities, particularly those related to early-stage cancer detection.
Our patents and applications generally fall into three broad categories:
•detecting and monitoring cancer and other diseases by determining genetic variations and other biomarkers in biological samples;
•methods for preparing and sequencing cfDNA, techniques for enriching nucleic acid samples, identifying cfDNA, and detecting epigenomic variations (such as DNA methylation) in biological samples; and
•precision diagnostics, including biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as fetal cfDNA using reflex single-gene noninvasive prenatal screening.
The following table includes our U.S. patents granted and U.S. patent applications published as of December 31, 2025, along with the status in other jurisdictions (excluding divisional and continuation patents and applications). All patents are utility patents. We have additional patent applications that have not yet published as of December 31, 2025.
BillionToOne Patent Portfolio

Patent Family	Patent Name	Summary	U.S. Patent Number	U.S. Exp. Date	Other Jurisdictions
P01	Dilution Tagging for Quantification of Biological Targets	Method for accurate determination of biological target abundance that can include generating a first set of molecules associated with a target sequence that includes dilution tags associated with a relative concentration profile; generating a second set of molecules including dilution tags; generating a dilution tagged mixture; amplifying the dilution tagged targets; generating a modified dilution tagged mixture from the amplified subsets; determining, for the biological sample, a count of the distinct molecules including the target sequence.	12,071,651	3/19/2041	Issued/Allowed: CA Pending: CN, EP, HK
P02	Target-Associated Molecules for Characterization Associated with Biological Targets	A method and/or system for facilitating characterization of one or more conditions that can include: generating a set of target-associated molecules; generating a reference-associated set of molecules; facilitating generation of a spike-in mixture; determining abundance metrics based on an analysis of the spike-in mixture; and facilitating the characterization of the conditions based on the abundance metrics	11,646,100	3/5/2042	Issued/Allowed: CA Pending: CN, EP, HK
P03	Sequencing Output Determination and Analysis with Target-Associated Molecules in Quantification Associated with Biological Targets	A method and/or system for generating a set of target-associated molecules (e.g., spike-in molecules) associated with biological targets; generating spike-in mixtures based on processing the set of target-associated molecules with samples including the biological targets; performing Sanger sequencing operations on the spike-in mixtures; determining abundance metrics based on chromatogram-related outputs from the Sanger sequencing operations; and/or facilitating characterization of medical conditions based on the abundance metrics.	11,430,543	6/24/2041	Issued/Allowed: AU, BE, BR, CA, DE, EP, ES, FR, IL, IT, JP, KR, NL, SG, EP, GB Pending: CN, HK, IN, SG
P04	Quality Control Templates for Ensuring Validity of Sequencing-Based Assays	A method and/or system for generating a set of quality control template (QCT) molecules; determining a set of QCT sequence read clusters based on the set of QCT molecules, such as based on variation regions of the set of QCT molecules; and based on the set of QCT sequence read clusters, determining a sequencing-related parameter, such as a contamination parameter and/or molecule count parameter, associated with the at least one of sequencing library preparation and sequencing.	11,629,381	2/17/2042	Issued/Allowed: AU, AT, BE, BR, CN, CY, DE, DK, EP, FI, FR, GR, HK, IN, IR, IE, IT, JP, KR, LI, NL, NO, PT, ES, SE, CH, GB Pending: CA, EP, HK, JP, SG

Patent Family	Patent Name	Summary	U.S. Patent Number	U.S. Exp. Date	Other Jurisdictions
P05	Homologous Genomic Regions for Characterization Associated with Biological Targets	A method and/or system for generating a co-amplified mixture based on co-amplifying a set of nucleic acid molecules (e.g., cell-free nucleic acids, etc.) from the biological sample, wherein the set of nucleic acid molecules includes a genomic region of interest associated with the medical condition; and a homologous native genomic region with partial sequence similarity to the genomic region of interest; sequencing the co-amplified mixture; determining an abundance metric for the genomic region of interest and an abundance metric for the homologous native genomic region; and/or facilitating the characterization of the medical condition based on the abundance metric for the genomic region of interest and the abundance metric for the homologous native genomic region.	11,519,024	3/25/2040	Pending: CA, EP
P08	Fragment Analysis for Quantitative Diagnostics of Biological Targets	Methods of detecting the presence or absence of diseases using quantitative approaches, including methods for determining the abundance of endogenous targets and determining the presence or absence of an aneuploidy.	Pending	N/A	Pending: CA, EP
P09	Molecule Counting of Methylated Cell-free DNA for Treatment Monitoring	Methods to quantify methylation in a DNA sample that include treating the sample to encode the presence or absence of DNA methylation, adding to the sample a set of synthetic molecules (e.g., quality control template (QCT) molecules), generating a co-amplification mixture, sequencing the co-amplification mixture, and determining a number of methylated molecules in the sample based on the number of methylated reads from the sample and a number of reads from the set of synthetic molecules.	12,043,873	3/21/2043	Pending: AU, CA, CN, EP, HK, JP, KR
P10	Non-Invasive Prenatal Testing at Early Stage of Pregnancy	A highly accurate non-invasive prenatal testing methodology that allows accurate fetal rhesus determination and fetal DNA fraction measurement in a single assay is provided. The disclosed testing may be administered as early as at week 10 of pregnancy and can be conveniently combined with prenatal genetic disease testing and detection.	11,946,104	7/7/2040	Issued/Allowed: EP, FR, DE, IT, NL, ES, CH, GB Pending: CA, EP

BR = Brazil	CN = China	IN = India	PT = Portugal
CA = Canada	CY = Cyprus	IE = Ireland	ES = Spain
CH = Switzerland	DE = Germany	IT = Italy	SE = Sweden
DK = Denmark	EP = Europe	LI = Liechtenstein	SG = Singapore
FR = France	FI = Finland	NL = Netherlands	GB = United Kingdom
IL = Israel	HK = Hong Kong	NO = Norway
To date, we have not been engaged in patent infringement lawsuits or any other material intellectual property disputes. However, we may in the future become subject to or initiate intellectual property litigation. Moreover, our ability to compete effectively depends to a large extent on our ability to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the United States and other countries. We pursue intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or provide any competitive advantage.
For more information regarding risks relating to our intellectual property, see Part I, Item 1A, “Risk factors--Risks related to our intellectual property.”
Payor Coverage and Reimbursement
Reimbursement is a critical component of our business strategy and financial success. We approach reimbursement through a comprehensive framework addressing coding, coverage, and contracting to maximize access to our tests and optimize ASP. More than 90% of our revenue in 2025 stemmed from reimbursement of our prenatal and oncology tests in the United States, making our payor strategy central to our financial performance.
While the vast majority of the carrier and aneuploidy tests we offer are covered under existing policies, we initially operated primarily out-of-network with commercial third-party payors. Our in-network coverage included 250 million covered lives as of December 31, 2025. We anticipate our covered lives will continue to increase over time, which we expect will drive progressively higher ASPs.
Reimbursement sources and status
We receive reimbursement from several distinct sources:
•Commercial third-party payors, including insurance companies and health maintenance organizations;
•Government payors, state Medicaid programs, and Medicare;
•Employee benefits health plans; and
•Individual patients, who represent a small amount of our revenue.
Commercial third-party payors
We have significantly expanded our in-network status with commercial insurers, including several of the largest national payors. We expect this in-network expansion to continue driving higher ASPs and enhance revenue predictability, due to the contracts establishing agreed-upon rates. Beyond our contracted rate agreements, we submit claims for reimbursement and receive associated payments from commercial insurers on a non-contracted basis as necessary. The amount of reimbursement allowed and collected outside of network contract rates with commercial insurers is subject to greater variability and less predictability.
In prenatal, our carrier and aneuploidy tests are broadly covered by most major insurance providers, and we have broad reimbursement for tests we provide. Our sgNIPT and fetal antigen NIPT have variable coverage, with certain payors providing reimbursement, creating opportunities for ASP growth as coverage expands. For our oncology products, Northstar Select has gained coverage from several commercial insurers. Northstar Response, while newer to market, is already reimbursed by certain commercial insurers, achieving a level of ASP that already provides positive contribution margins.
Medicare
We have obtained Medicare coverage for both our prenatal and oncology testing services. In April 2025, our Northstar Select test received a positive coverage decision and Z-code through the MolDX program administered by Palmetto GBA.

For our prenatal tests, Medicare provides coverage for patients who meet the Medicare eligibility criteria; however, this represents a very small portion of our prenatal test volume given the demographics of pregnant patients. For our oncology portfolio, Medicare coverage is crucial given the higher prevalence of cancer in the Medicare-eligible population.
We continue to advance our evidence development strategy for Northstar Response, which requires additional clinical validity and utility data for Medicare coverage. Our flagship “NORTH” study, along with other ongoing clinical studies, is designed to generate the evidence necessary for Medicare coverage, initially focusing on immunotherapy and immunotherapy-combination therapy applications.
Medicaid
We have enrolled in over 40 state Medicaid programs across the United States. These enrollments are critical for our prenatal test ASPs. We plan to expand our Medicaid participation as our geographical footprint continues to grow, ensuring access to our tests for underserved populations. While Medicaid broadly covers carrier and aneuploidy tests, reimbursement rates vary significantly across state Medicaid programs. Moreover, various managed Medicaid payors may not have any out-of-network benefits, resulting in non-payments until they agree to contract with our laboratory, creating variability in our reimbursement from this payor segment. In addition, our carrier screen test is not covered by Alabama, Michigan, or Nevada, and our aneuploidy test is not covered by Nebraska or Utah. State Medicaid coverage for our RhD and fetal antigen tests is currently uncommon. Our oncology tests are covered at the federal level by Medicare. Medicaid coverage for our oncology tests is less relevant, as the vast majority of cancer patients do not have Medicaid coverage.
Billing and claims processing
Laboratory tests are classified for reimbursement purposes under a coding system known as Current Procedure Terminology (CPT), which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the American Medical Association (AMA) establishes a CPT code, the Centers for Medicare & Medicaid Services (CMS) establishes payment levels and coverage rules under Medicare, while state Medicaid programs and commercial health plans establish rates and coverage rules independently in accordance with applicable rules. A Proprietary Laboratory Analyses (PLA) code is part of the CPT code set and may be assigned to tests that are not covered by standard CPT codes.
We utilize a combination of established CPT codes and recently obtained PLA codes for billing and reimbursement of our tests. We use established CPT codes for certain tests, including our aneuploidy NIPT, for which CMS had a pricing rate of $759 per test as of December 31, 2025. For other proprietary tests, we use PLA codes, including our carrier panel which CMS had a pricing rate of approximately $1,825 per test as of December 31, 2025. We have also obtained PLA codes for our Northstar Select and Northstar Response tests, for which CMS had pricing rates of approximately $2,920 per test and $1,644 per test, respectively, as of December 31, 2025. The transition from miscellaneous codes to specific PLA codes has enhanced our reimbursement clarity and is expected to continue to improve our ASPs as these codes are increasingly recognized by commercial third-party payors.
Despite favorable coding and high coverage rates for many of our tests, we face reimbursement challenges in certain scenarios. For example, for out-of-network claims with Managed Medicaid plans, we may receive no reimbursement. Even for commercial insurances with out-of-network benefits, the percentage of allowed amounts that are paid may be a small fraction of the CMS rate. Challenges related to reimbursements are more fully discussed in the Part I, Item 1A, “Risk factors—Risks related to our reimbursements” included elsewhere in this Annual Report.
As a result of these challenges and rates negotiated with contracted payors, our Overall ASP is lower than the reimbursement amounts suggested by the codes. We maintain a systematic approach to appeals for denied claims, with variable success rates depending on the payor and reason for denial. Our appeals process is supported by our internal reimbursement team, who analyze denial patterns and optimize appeal strategies accordingly. Moreover, as our test volume increases, we believe this will improve our ability to secure network contracts with more commercial insurers, which should decrease claim denials and increase ASPs.
In addition, we have built a robust revenue cycle management infrastructure to optimize reimbursement for our tests, which includes internal and external resources, as well as AI-based automation for processing payor communications and streamlining claims management.
Patient access and financial assistance

We provide comprehensive patient support services, including pre-authorization support where required by payors, patient-focused education about potential financial responsibilities and personalized financial assistance for patients who indicate an inability to afford out of pocket charges. We use a combination of robotic process automation and AI for reimbursement, including sorting thousands of pages of correspondence we receive from payors on a daily basis, and submitting reconsiderations or appeals for thousands of claims that are initially denied.
Reimbursement expansion strategy
We are actively generating additional clinical validity and utility evidence to expand coverage of our tests. For our prenatal products, we continue to build evidence demonstrating improved outcomes and cost-effectiveness compared to traditional approaches. In oncology, our NORTH study and other ongoing clinical studies aim to demonstrate the clinical utility of Northstar Response in early therapy response assessment across multiple cancer types and treatment modalities.
In addition, inclusion in clinical practice guidelines is a key element of our reimbursement strategy. Recent ACOG practice advisory changes have cited our publications in support of new approaches to testing. Additionally, inclusion of our specific tests, such as sgNIPT, or broader adoption of testing categories like 22q11.2 microdeletion screening in ACOG guidelines could significantly increase coverage and ASPs. Moreover, our publication strategy prioritizes studies that address key questions relevant to clinical guideline development.
We continuously pursue strategic initiatives to enhance our reimbursement landscape, including:
•Expansion of in-network coverage. As we increase test volumes and publish additional evidence, we expect to secure additional in-network contracts with commercial third-party payors.
•Medicare coverage expansion. We are working toward Medicare coverage for Northstar Response, beginning with applications in immunotherapy response monitoring where the clinical utility is most established.
•Clinical guideline incorporation. We actively engage with professional societies to support the inclusion of our testing methodologies in clinical practice guidelines.
•Test menu optimization. We evaluate reimbursement potential when developing new tests or expanding existing test menus to ensure alignment with payor policies.
•Payor education. We maintain active engagement with medical directors at key payors to ensure understanding of our unique technology and clinical value proposition.
Future reimbursement landscape
The reimbursement landscape for molecular diagnostics continues to evolve, with increasing emphasis on demonstrated clinical utility and economic value. We believe our approach to evidence generation, combined with our unique technology platform and differentiated products, positions us favorably for continued improvements in reimbursement.
As we expand our menu of tests and geographical reach, we anticipate further strengthening our reimbursement profile through various initiatives, including increasing in-network coverage with commercial and Managed Medicaid payors; adding additional Medicaid participation across states, and obtaining Medicare coverage for Northstar Response. We believe these initiatives will support continued growth in our realized ASPs and gross margin over time.
Government Regulations
Our business is subject to and impacted by laws and regulations in the United States (at both the federal and state levels) and internationally that are subject to change. Some of these laws and regulations are particular to our laboratory business while others relate to conducting business generally and billing and reimbursement practices. In addition, we are subject to site inspections, claims audits, and other inquiries by certain federal and state governmental agencies.
Food and Drug Administration
In the United States, medical devices are subject to extensive regulation by the Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance, de novo classification or premarket approval, post-market requirements, labeling, advertising and promotion and product sales and distribution. Unless subject to an exemption, to be commercially distributed in the United States, medical devices must receive from the FDA prior to marketing, clearance of a 510(k) premarket notification submission, grant of a request for de novo classification, or approval of an application for premarket approval (PMA).
An in vitro diagnostic product (IVD) is a type of medical device that is intended for use in the diagnosis of diseases or conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae. IVDs comprise reagents, instruments, and systems intended for use in the collection, preparation and examination of specimens from the human body. IVDs can be used to detect the presence of certain chemicals, genetic information or other biomarkers related to health or disease. IVDs include tests for disease prediction, prognosis, diagnosis, and screening (e.g., carrier screening). A subset of IVDs are known as analyte specific reagents (ASRs). An ASR is a single reagent (e.g., antibody, specific receptor protein, ligand, nucleic acid sequence) that, through specific binding or chemical reaction with substances in a specimen, is intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. Most ASRs are exempt from the premarket review processes but must comply with general controls, as described below, including applicable provisions of the quality system regulation (QSR).
Device classifications
The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness.
•Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Many Class I devices are exempt from FDA premarket review requirements.
•Class II devices, including some software products to the extent that they qualify as a device, are deemed to be moderate risk, and generally require 510(k) clearance.
•Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device’s safety and effectiveness. Class III devices typically require a PMA by the FDA before they are marketed.
A clinical trial is almost always required to support a PMA application and is sometimes required for 510(k) clearance. All clinical trials of investigational devices must be conducted in compliance with any applicable FDA and Institutional Review Board requirements. Devices that are exempt from FDA premarket review requirements must nonetheless comply with post-market general controls as described below, unless the FDA has chosen otherwise.
FDA premarket clearance and approval requirements
510(k) clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent to a legally marketed predicate device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from submission, but it can take longer, particularly for a novel type of product.
PMA. The PMA pathway requires valid scientific evidence demonstrating to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA pathway is costly, lengthy, and uncertain. The PMA review process typically takes one to three years from submission but can take longer.
De novo. If no predicate device can be identified, a device is automatically classified as Class III, requiring a PMA application. However, the FDA on its own initiative or at the request of a manufacturer can reclassify as low- or moderate-risk device for which there is no predicate through the de novo classification process. The de novo route is intended to be less burdensome than the PMA process. The de novo route has historically been used for many IVD products.
Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (and the Reports of Corrections and Removals regulation.

The FDA enforces compliance with its requirements through inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of actions, ranging from issuing a Form 483 Notice of Inspectional Observations or sending an untitled or public warning letter, to enforcement actions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance, de novo classification, or PMA approval of new products; withdrawing PMAs already granted; and criminal prosecution.
Research use only. Research use only (RUO) products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution and promotion. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. An RUO product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and the manufacturer of such product could be subject to FDA enforcement activities. Our LDTs use instruments and reagents labeled as RUO.
Laboratory-developed tests. Each of our genetic tests is an LDT. The FDA considers LDTs to be tests that are designed, developed, validated and used within a single laboratory. The FDA had historically taken the position that it had the authority to regulate LDTs as medical devices under the FD&C Act but exercised enforcement discretion until it recently rescinded LDT regulations indicating that it does not have the authority to require clearance, de novo classification, or approval of LDTs prior to market release. As a result, our molecular diagnostic products are not subject to FDA approval requirements.
Clinical Laboratory Improvement Amendments of 1988, College of American Pathologists, and state regulations
Clinical Laboratory Improvement Amendments (CLIA)
As a clinical laboratory, we are required to hold certain federal and state licenses, certifications or permits to conduct our business. As to federal certifications, the Clinical Laboratory Improvement Amendments of 1988 (CLIA) establishes rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facility, administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many commercial third-party payors, for laboratory testing services.
Our laboratories located in Menlo Park and Union City, California, are CLIA certified and must comply with all applicable CLIA regulations and standards. If a clinical laboratory is found to be out of compliance with CLIA standards, CMS may impose sanctions; suspend, limit or revoke the laboratory’s CLIA certificate (and prohibit the owner, operator or laboratory director from owning, operating, or directing a laboratory for two or more years following license revocation); subject the laboratory to a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties; or suspension or exclusion from the Medicare and Medicaid programs.
CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. A number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require the laboratory to obtain state licensure and/or laboratory personnel to meet certain qualifications and obtain professional licensure, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Moreover, several states impose the same or similar state requirements on out-of-state laboratory testing specimens collected or received from, or test results reported back to, residents within that state. Therefore, we are required to meet certain laboratory licensing requirements for those states in which we offer services or from which we accept specimens, and that have adopted laboratory regulations beyond CLIA.
College of American Pathologists (CAP)
The College of American Pathologists (CAP) maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. Our two laboratories have each been accredited by CAP, which means that our laboratories have been certified as following CAP standards and guidelines in operating the laboratory facility and in performing tests that ensure the quality of our test results. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
California laboratory licensing
In addition to federal certification requirements for laboratories under CLIA, we are required under California law to maintain a California state license for both our Menlo Park and Union City clinical laboratories, and to comply with California state laboratory laws and regulations, because our laboratories are located in California, and both facilities test specimens originating from California. Similar to the federal CLIA regulations, the California state laboratory laws and regulations establish standards for the operation of a clinical laboratory and performance of test services, including the education and experience requirements of the laboratory director and personnel (including requirements for documentation of competency), equipment validations, and quality management practices. All testing personnel must maintain a California state license or be supervised by licensed personnel, and our laboratory director must maintain an additional license issued by the California Department of Public Health (CDPH).
Clinical laboratories are subject to both routine and complaint-initiated on-site inspections by the state. If a clinical laboratory is found to be out of compliance with California laboratory standards, the CDPH may suspend, restrict or revoke the California state laboratory license to operate the clinical laboratory (and exclude persons or entities from owning, operating, or directing a laboratory for two years following license revocation), assess civil money penalties, and/or impose specific corrective action plans, among other sanctions. Clinical laboratories must also provide notice to CDPH of any changes in the ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in Medicare or Medicaid programs may also result in suspension of the California state laboratory license.
New York laboratory licensing
In order to test specimens in our laboratories originating from, and return test results to, New York State, both of our laboratories are required to obtain a New York state laboratory permit and comply with New York state laboratory laws and regulations. We maintain a valid permit in the state of New York for the prenatal molecular genetic testing services furnished by our Union City laboratory and we are in the application process to obtain a permit in the state of New York for the oncology molecular genetic testing services furnished by our Menlo Park laboratory.
The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements of a laboratory director and personnel, physical requirements of a laboratory facility, equipment validations, and quality management practices. The laboratory director(s) must maintain a Certificate of Qualification issued by the New York State Department of Health (DOH) in the permitted test categories.
Under the New York state requirements, our clinical laboratory in Union City is, and our clinical laboratory in Menlo Park will be, subject to proficiency testing and on-site survey inspections conducted by the Clinical Laboratory Evaluation Program (CLEP) under the DOH. If a laboratory is found to be out of compliance with New York’s CLEP standards, the DOH may suspend, limit, revoke or annul the New York laboratory permit, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator, owners and/or laboratory director being found guilty of a misdemeanor under New York law. Clinical laboratories must also provide notice to the CLEP of any changes in ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in the Medicare or Medicaid programs may result in suspension of the New York laboratory permit.
The DOH also must approve each LDT before the test is offered to patients located in New York. Our Union City clinical laboratory has received approval from New York’s CLEP to offer most of our prenatal tests that are performed in Union City. We are in the application process to obtain approval from New York’s CLEP to offer our Northstar Select test that is performed in our Menlo Park laboratory.

Other state laboratory licensing laws
In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in the states that we believe require us to do so based on our current operations, and believe we are in compliance with applicable state laboratory licensing laws, including Maryland, Pennsylvania, Rhode Island and the District of Columbia.
Potential sanctions for violation of state statutes and regulations can include significant monetary fines, the rejection of license applications, the suspension or loss of various licenses, certificates and authorizations, and in some cases criminal penalties, which could harm our business. CLIA does not preempt state laws that have established laboratory quality standards that are more stringent than federal law.
State genetic testing and privacy laws
Many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. Under some state laws, we are prohibited from conducting genetic tests without appropriate documentation of patient (or parental/guardian) consent from the physician ordering the test. For example, Texas enacted legislation limiting use of genetic data applicable to companies offering direct-to-consumer (without health care provider involvement) genetic testing or collect, use, or otherwise analyze genetic data derived from individuals using such products or services, but exempt genetic data collected or generated by an entity subject to HIPAA. While we rely on physicians to obtain the required patient consent to perform genetic testing, the regulatory burden may be deemed to be our responsibility and such consents, or our compliance with applicable laws and regulations, could be challenged. Requirements of these laws and penalties for violations vary widely from state to state.
Federal and state health care laws
As a clinical laboratory, we are subject to certain federal and state laws and regulations relating to delivery of diagnostic healthcare. To meet the requirements of these laws and regulations, we have developed and operate a compliance program modeled after the general and specific guidance issued by the Office of Inspector General of the U.S. Department of Health and Human Services (HHS) and grounded in our company ethics and values. Although we believe that our compliance program and company culture support compliance with the various laws and regulations applicable to our business, we cannot ensure that government regulators will not identify potential deficiencies or violations in the conduct of our business activities. The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 provides for an annual, automatic adjustment of civil monetary penalties authorized under the Social Security Act to account for inflation, which are published in the Federal Register annually.
Federal physician self-referral prohibition
We are subject to the federal physician self-referral prohibition (42 U.S.C. §1395nn), commonly known as the Stark Law, and to comparable state laws. Together these restrictions generally prohibit us from billing a patient or governmental or private payor for certain designated health services, including laboratory test services, when the physician ordering the service, or a member of such physician’s immediate family, has a financial relationship with our company, such as an ownership or investment interest in or compensation arrangement with us, unless the relationship meets an applicable exception. Several Stark Law exceptions are relevant to many common financial relationships involving clinical laboratories and referring physicians, including: fair market value compensation for the provision of certain laboratory items or services; payments by physicians to a laboratory; space and equipment rental arrangements, and personal services arrangements that satisfy certain criteria. No clinical laboratory may submit claims to the Medicare or Medicaid programs for items or services furnished in violation of the Stark Law. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. Penalties for violating the Stark Law include significant civil penalties, such as the return of funds received for all prohibited referrals, fines, civil monetary penalties, exclusion from the federal healthcare programs, integrity oversight and reporting obligations. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties – up to $30,868 as of 2024 – per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined – up to $205,799 as of 2024 – for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act (FCA), which may result in additional civil penalties.
Federal Anti-Kickback law
The federal Anti-Kickback Statute (42 U.S.C. §1320a-7b), commonly known as AKS, makes it a felony for a person or entity, including a clinical laboratory, to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce business that is reimbursable under any federal health care program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the AKS to have committed a violation if there is the requisite intent to commit the act. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines – up to $104,330 (or $27,894 for each wrongful act) as of 2024 – and exclusion from participation in federal health care programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the AKS applies only to items and services reimbursable under any federal health care program, a number of states have passed statutes substantially similar to the AKS that apply to any payor. Penalties for violations of such state laws may include imprisonment and significant monetary penalties. Generally, courts have taken a broad interpretation of the scope of the AKS, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. In addition to statutory exceptions to the AKS, regulations set forth in 42 C.F.R. § 1001.952 provide for a number of safe harbors for defined payment arrangements that will not be deemed improper remuneration. An arrangement must fully comply with each element of an applicable safe harbor to qualify for protection. Failure to meet the requirements of the safe harbor, however, does not render a payment arrangement per se illegal. Rather, the government must evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances. In addition, a knowing violation of the AKS constitutes a false or fraudulent claim under the FCA, which is discussed in greater detail below.
False Claims Act
The federal False Claims Act (31 U.S.C. §§ 3729-3733), commonly known as FCA, prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to secure payment or retain an overpayment by the federal government. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $28,619 in 2025 – per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from any federal health care programs. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Several states have enacted comparable false claims laws which may be broader in scope and apply regardless of payor.
Civil Monetary Penalty Law
The Civil Monetary Penalty Law (42 U.S.C. § 1320a-7a), commonly known as CMPL, imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable and subject to civil monetary penalties. A violation of the federal Civil Monetary Penalty statute may result in maximum civil fines – up to $124,732 in 2024 – plus treble damages and exclusion from participation in any federal health care program.
Eliminating Kickbacks in Recovery Act

The Eliminating Kickbacks in Recovery Act of 2018 (18 U.S.C. §220), commonly known as EKRA, prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory or in exchange for an individual using the services of that laboratory. EKRA was enacted under the SUPPORT Act for the legislative purpose to help reduce opioid-related fraud and abuse. However, EKRA defines the term “laboratory” broadly and without reference to any connection to substance use disorder treatment. Moreover, EKRA applies to claims submitted to both government and commercial third-party payors. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to ten years for each occurrence, and potential exclusion from participation in any federal health care program. The law includes a limited number of exceptions, some of which closely align with corresponding AKS safe harbors, and others that materially differ. Currently, there is no regulation interpreting or implementing EKRA, nor any guidance released by any federal agency regarding the scope of EKRA. The only case law issued to date involves decisions interpreting the EKRA as it applies to compensation of laboratory sales personnel hired as independent contractors, and the courts differ on interpretation and application of the law. These decisions are currently on appeal in the federal court of appeals. We cannot assure you that our relationships with physicians, hospitals, customers, or sales personnel will not be subject to scrutiny or will survive a challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.
Because we operate a laboratory facility located in California and licensed by California’s DHS, California law is applicable to our business arrangements. California’s state anti-kickback statutes, Business and Professions Code Section 650 (which applies to all categories of payors) and Insurance Code Section 754, and its Medi-Cal anti-kickback statute, Welfare and Institutions Code Section 14107.2, are analogous to, and have been interpreted by the California Attorney General and California courts in substantially the same way as the federal government and the courts have interpreted, the federal Anti-Kickback Statute. A violation of Section 650 is punishable by up to one year of imprisonment, a fine up to $50,000, or both imprisonment and a fine. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000. The California Insurance Code includes similar prohibitions against any consideration for the referral or procurement of patients if a claim is submitted to a commercial insurer, CA Ins. Code § 750, which is punishable by criminal penalties mirroring those that apply to violations of Business and Professions Code Section 650.
Because each of our laboratories holds a New York CLEP permit, we must comply with New York state laboratory statutes and regulations, which include anti-kickback provisions, Public Health Law Section 587, and Medicaid anti-kickback provisions, 18 NYCRR Section 515.2, related to laboratory services. The New York DOH may suspend, limit, revoke or annul the New York laboratory permit or otherwise discipline the permit holder for a violation.
Data Privacy and Security
We are, or may become, subject to numerous federal, state, local and foreign laws, regulations, standards, and guidance regarding data privacy and security. The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created federal criminal statutes relating to privacy of personal data. HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA, including as the result of a breach of unsecured protected health information (PHI), a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
HIPAA also prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Additionally, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.
Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. In addition, certain state laws govern the privacy and security of personal information, including health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Many states are considering similar laws. Failure or perceived failure to comply with these laws, where applicable, can result in material adverse effects to our business, including the imposition of significant civil and/or criminal penalties and private litigation.
As a health care provider, we are also subject to Section 4004 of the 21st Century Cures Act, or Cures Act, and regulations promulgated by HHS related to patient access to electronic PHI, or EHI, to promote interoperability and to ensure the access, exchange, or use of EHI.
Various U.S. states have implemented similar restrictive requirements regulating the use and disclosure of health information and other personal information that are not necessarily preempted by HIPAA or that regulate different information than HIPAA. The California Consumer Privacy Act (CCPA), which went into effect January 1, 2020, and California Privacy Rights Act of 2020 (CPRA), which went into effect on January 1, 2023, which created additional obligations with respect to certain data relating to consumers, significantly expands the CCPA, is an example of the increasingly stringent privacy laws at the state level in the United States. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. However, the CCPA and CPRA include an exemption for HIPAA covered entities such as our laboratory. The California Confidentiality of Medical Information Act, which protects the confidentiality of individually identifiable medical information obtained by health care providers and their contractors, is much broader than HIPAA and the data protected is also broader than HIPAA.
In addition, numerous other states’ legislatures have passed or are considering similar laws that will require ongoing compliance efforts and investment. For example, Virginia passed the Virginia Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023 and the Texas Data Privacy and Security Act became effective in 2024. These state privacy laws dictate how we can collect, use, store, sell, share, analyze or process personal identifying information and/or consumer or health data received or generated by our business operations.
Outside the United States, there are an increasing number of laws and regulations governing the collection, use and processing of personal data. For example, the European Union’s General Data Protection Regulation (EU GDPR) applies to any company established in the European Economic Area (EEA), and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These regulations are often more restrictive than those in the United States and may restrict transfers of personal data from the EEA to the United States and other countries unless certain requirements are met. The EU GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Further, the United Kingdom’s decision to leave the European Union has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK General Data Protection Regulation and UK Data Protection Act of 2018, which retains the GDPR in substantially similar form in the United Kingdom’s national law. Failure to comply with any of these obligations could expose us to material adverse effects, including significant fines.
It is possible that state, federal (including legislative and executive branch initiatives), and foreign healthcare reform measures may be adopted in the future.
Employees and Human Capital
Our culture and values
BillionToOne was founded on the mission of removing the fear of the unknown by providing molecular diagnostics that are accurate, fast, and accessible. To fulfill our mission, we are dedicated to fostering a high-performance culture where every individual, regardless of level or position, feels empowered to solve significant problems and make a notable impact. Our vision is to challenge the status quo that makes healthcare opaque and financially out of reach for many. We are focused on building a corporate culture that nurtures innovation, creative problem solving, and a strong sense of purpose with patient and caregiver mindsets at the forefront.
Talent development, compensation and retention
We focus on attracting, retaining, and cultivating highly-talented employees, with the goal of hiring the top 1% from the application pool. Due to our highly technical and competitive industry, we believe recruiting and retaining highly-talented personnel is key to our ability to execute our business strategy and maintain competitive margins.
We offer our employees competitive pay, equity compensation, a retirement savings package with company matching, and other benefits such as four months of paid time off at full salary for parental or family leave, as well as incentive plans. The principal purposes of these plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Our values-based culture and our employees are a critical component of our success. We strive to create a supportive and professional environment for our employees. We expend considerable management time and attention, and financial resources, to attracting, retaining, and motivating exceptional individuals at our company.
As of December 31, 2025, we had 713 employees, all of which were full-time employees. Of these employees, 125 were engaged in research and development activities and the remaining employees are engaged in laboratory operations, sales or administrative activities. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
Human capital resources
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Available information
Our website is located at https://www.billiontoone.com/. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use the investor relations page on our website, press releases, public conference calls, public webcasts, our X handle (@BillionToOneInc) and our LinkedIn feed for purposes of compliance with Regulation FD and as a routine channel for distribution of important information to investors. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors
RISK FACTORS
A description of risks and uncertainties facing our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks and uncertainties that we are not currently aware of, or that we currently believe are not material, may also adversely affect our business. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See the section titled “Special Note Regarding Forward-Looking Statements” In this Annual Report. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the price of our Class A common stock could decline, and you may lose all or part of your investment.
Risk Factors Summary
The following is a summary of the most significant risks, challenges and uncertainties facing our business. This summary should be read in conjunction with the risk factors described below and should not be considered an exhaustive list or summary of all of the significant or material risks, challenges and uncertainties that we face.
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

Risks Related to Our Business and Industry
Our limited operating history and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
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
Our business depends on our ability to obtain and maintain adequate coverage and reimbursement from third-party payors and patients. Reimbursement from third-party payors for our tests represented more than 90% of our revenue for each of the years ended December 31, 2025 and 2024, and we expect government and commercial third-party payors to continue to be our primary source of payments. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payors for our existing or future tests, our ability to generate revenue will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial out-of-pocket cost to the patient if reimbursement coverage is unavailable or insufficient.
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
If a third-party payor denies coverage, it may be difficult for us to collect from the patient. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payors deny coverage, cover only a portion of the invoiced amount or the patient has a large cost-sharing obligation. We believe that our billing policies and our patient collection practices are compliant with applicable laws and reimbursement policies. However, from time to time we receive inquiries from third-party payors regarding our billing policies and collection practices. We address these inquiries as and when they arise, but there is no guarantee that we will always be successful in addressing such concerns, which may result in a third-party payor deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek recoupment of previous amounts paid. Any of such occurrences could cause third-party payor revenue for our testing, which represented more than 90% of our revenue for each of the years ended December 31, 2025 and 2024, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which would adversely impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause the market price of our Class A common stock to decline. As part of our revenue recognition process, we estimate the expected amount of consideration to be received from our tests using all the information (historical, current and forecasted) that is reasonably available to identify possible consideration amounts. The estimate of revenue is affected by, among other factors, changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. We have experienced, and may continue to experience, positive and negative changes in our revenue estimates for previously delivered tests as a result of third-party payors disputing our claims or denying payment for tests that we have performed or from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. While we believe our revenue recognition process is reasonable and performed in accordance with applicable accounting standards, we cannot guarantee that our revenue estimates for our tests will be accurate or equal the amount of cash actually collected or that we will not continue to recognize positive or negative changes in our revenue for tests performed in prior periods.
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
It is estimated that nearly half of all births in the United States are to state Medicaid program beneficiaries. Each state’s Medicaid program has its own coverage determinations related to our testing, and several state Medicaid programs do not provide coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as an enrolled Medicaid provider by the state in which the Medicaid beneficiary receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. Furthermore, in certain states that have implemented managed care organizations (MCOs) that are typically operated by commercial third-party payors, we may also need to contract with one or more MCOs as a participating network provider for us to be reimbursed for testing services that we provide to a Medicaid beneficiary in such state.
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
In addition, the coding procedure used by third-party payors to identify various procedures, including our tests, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payors require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology (CPT) code. CPT coding plays a significant role in how our tests test are reimbursed both from commercial and governmental payors. The CPT code set is maintained by the American Medical Association (AMA). In cases where there is not a specific CPT code to describe a test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payor. PAMA authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes (PLA), to facilitate implementation of this section of PAMA. We received PLA codes for most of our tests in 2024. Because billing third-party payors for our tests is an unpredictable, challenging, time-consuming and costly process, we may face long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, results of operations and financial condition, and we may have to increase collection efforts and incur additional costs. Additionally, because next generation genomic sequencing is a rapidly evolving area of medicine, and because clinical treatment guidelines continue to develop, any changes to, or interpretations of, applicable billing and coding guidance, rules, policies, and procedures may impact our business. There is no guarantee that our retrospective or prospective billing practices will not be challenged or reversed, such as by a demand for repayment, recoupment, or prospective billing policies. Any such attempts could adversely affect our results and operations.
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
Legislative or regulatory developments such as the BIOSECURE Act, proposed in the 118th Congress but not enacted, or the new iteration of the BIOSECURE Act, known colloquially as BIOSECURE 2.0, that was enacted in December 2025, could materially affect our business operations, supply chain, or ability to contract with U.S. government agencies. In addition to potential other restrictions on our business, BIOSECURE 2.0 prohibits federal agencies from contracting with entities that use biotechnology equipment or services from certain foreign entities deemed to be under the control of foreign adversaries.
While we may currently rely, or in the future may rely, on equipment, reagents, or laboratory services from one or more companies that could, in the future, be designated as “biotechnology companies of concern” under this or similar legislation, we have undertaken and continue to undertake measures to mitigate the risks associated with utilizing material from biotechnology companies of concern. Further, and as a longstanding policy and practice, we utilize robust screening measures to ensure that any genetic data we obtain is protected to the maximum extent under law. If we are unable to verify or restructure our supply chain in compliance with such laws, we could become ineligible for federal contracts, grants, or funding, may be unable to receive reimbursement from Medicaid and Medicare agencies, which provide a substantial percentage of our total revenue, and could face reputational harm, contractual liabilities, or enforcement action.

Similar legislative or regulatory initiatives may be adopted in the future, and compliance could require significant operational changes, increased costs, or procurement delays. There can be no assurance that we will not be adversely affected by their implementation.
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

If we experience a significant disruption in our information technology systems, or those of third parties upon which we rely, our business operations and financial condition could be adversely affected.
Our IT and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of these systems. We currently maintain a data center within Amazon Web Services (AWS). In addition, our proprietary QCT technology is a crucial component of our test processing. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with AWS. Our bioinformatics platform is hosted on third-party data center hosting facilities operated by AWS. We also host our algorithms on AWS platforms directly. Our algorithms are currently used to run many of our tests and certain of our research and development activities. In the event of any technical problems that may arise in connection with our on-site data systems, bioinformatics platform or the AWS servers on which the bioinformatics platform is hosted, or the AWS servers that host our data directly, or difficulties in or termination of our relationship with AWS, we could experience interruptions in our laboratory operations, and we may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. Disruptions to the IT and communications systems supporting our laboratory and other operations may be caused by a variety of factors, including infrastructure changes, disruptions or shutdowns due to power outages, human or software errors, natural disasters, hardware failures, computer viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Our IT and communication systems, and those of third parties upon which we rely, also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.
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
We also operate in a highly competitive industry, and competitors frequently use legal proceedings as a tactic against each other, and our competitors may use legal proceedings, or the threat of legal proceedings, against us. For example, the marketing activities of molecular diagnostic companies are subject to less stringent regulation by the FDA, which can lead to greater variability in marketing and sales practices among industry participants, including in the way that laboratories communicate with physicians and patients about their tests. Lower enforcement risks and variability in the interpretation of permissible communications can sometimes lead to claims of inaccurate or misleading communications by a laboratory company against a competitor. Our decision to become a public company heightened our profile and increased the risk that a competitor may initiate a legal proceeding against us, simply to disrupt our business. Even if we believe any such claims are without merit and not material to our business, financial condition, results of operations, or prospects, any such legal proceedings will require the attention of our management to respond and resources to defend. If we are involved in a dispute with a competitor, we may need to defend our practices or take actions, including pursuing a lawsuit, to enforce compliance by another laboratory, which can be costly, may affect our reputation with customers and patients, and there is no assurance that we would prevail in any such action.
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
We have generally incurred losses since inception, and we may not be able to generate sufficient revenue to maintain profitability.
We have generally incurred losses since our inception. However, for the year ended December 31, 2025, we had a net income of $7.5 million but incurred a net loss of $41.6 million for the year ended December 31, 2024. As of December 31, 2025 we had an accumulated deficit of $274.7 million. To date, we have financed our operations principally from the sale of securities, debt and revenue generated from our tests. We have devoted substantially all of our resources to the development and commercialization of our smNGS platform and current products, and to sales and marketing and research and development activities. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.
While we have been able to achieve gross margin of 68% and 53% for the years ended December 31, 2025 and 2024, respectively, factors including reimbursement rates, insurance coverage policies, supply chain issues or increased personnel costs could cause our gross margin for existing or new products to decrease. We will need to generate substantial revenue and maintain our gross margin profile to sustain profitability, and we cannot be sure that we will remain profitable for any period of time. While we have recently experienced improvements in our operational efficiency that has contributed to revenue growth, in the future we may not be able to continue to improve operational efficiency or manage costs as we expand our business. In addition, though we expect that our test volumes and ASPs will increase in the future, our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
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
We have generally incurred net losses since our inception. While we generated net income for the year ended December 31, 2025 and have introduced products that are generating revenue, this revenue may not be sufficient to fund all of our operations, including our product development and commercialization plans and our sales and marketing efforts. Consequently, we may need to generate additional revenue to achieve or maintain future profitability and may need to raise additional funds through public or private equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations. However, subject to limited exceptions, our debt facility with BWCB SA LLC (an entity affiliated with Oberland Capital) prohibits us from incurring additional indebtedness without the prior written consent of Oberland Capital and investors holding at least 50% of the aggregate principal amount of the Note Purchase Agreement (as defined below). If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. Furthermore, changing circumstances could result in lower revenues or cause us to consume capital significantly faster than we currently anticipate, and we may need to raise capital sooner or in greater amounts than currently expected because of circumstances beyond our control.
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
We have a debt facility with availability of up to $140.0 million, issuable in four separate tranches, pursuant to a Note Purchase Agreement, dated as of August 2, 2024, by and among us, the purchasers party thereto, and BWCB SA LLC (an entity affiliated with Oberland Capital), as purchaser’s agent (as amended from time to time, the Note Purchase Agreement). Under the Note Purchase Agreement we may request up to an additional $60.0 million as of December 31, 2025 and have an obligation to sell a tranche of notes in the amount of $30 million before March 31, 2026, as described in the risk factor titled “Risks related to financial and accounting matters—Future indebtedness could adversely affect our business and growth prospects.” However, we may need to raise additional capital which may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or convertible securities, or grant of equity or convertible securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the market price of our Class A common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2025, we held nine U.S. issued patents, 45 foreign patents, 14 pending U.S. patent applications and 31 foreign patent applications. If we fail to obtain, maintain and/or protect our intellectual property rights, third parties may be able to compete more effectively against us. Our success and ability to compete depend to a large extent on our ability to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter difficulties in establishing and enforcing our proprietary rights outside of the United States. In addition, the proprietary positions of companies developing and commercializing tools for molecular diagnostics, including ours, generally are uncertain and involve complex legal and factual questions. This uncertainty may materially affect our ability to defend or obtain patents or to address the patents and patent applications owned or controlled by our collaborators and licensors.
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
In addition to nine U.S. issued patents and 14 pending U.S. patent applications, we held 45 foreign patents and 31 foreign patent applications as of December 31, 2025. Filing, prosecuting and defending patents and other intellectual property rights covering our products, services and technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some territories outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries and regions do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions, or from selling, making or importing products, services or technology by practicing our intellectual property rights. Competitors may practice our intellectual property rights in jurisdictions where we have not obtained patent protection to develop, manufacture, sell or import their own products, services or technology and may also export products, services or technology that infringe upon our intellectual property rights to territories where we have patent protection that do not provide strong intellectual property or enforcement rights as strong as that in the United States. These products, services or technology may compete with our products, services or technology. Our patents or other intellectual property rights existing outside the United States may not be effective or sufficient to prevent third parties from competing with us. Similarly, intellectual property rights may be exhausted in certain situations, and others could import our products sold abroad and compete with us domestically.
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
While we have adopted polices and practices to meet the requirements of these laws and regulations, there is no assurance that we will be completely effective in ensuring our compliance with all applicable Anti-Bribery/Anti-Corruption laws and Trade Control laws. If we are not in compliance with such laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of such laws by the United States or other international authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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
As a public company, we are required to evaluate and determine the effectiveness of internal control over financial reporting. Beginning with our second annual report following our initial public offering (IPO), we will be required to provide a management report on internal control over financial reporting, and our independent registered public accounting firm may be required to formally attest to the effectiveness of our internal control over financial reporting once we are no longer an “emerging growth company”. As previously disclosed, in connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
•We did not design and maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel in creating and posting journal entries.
To date, we have taken the steps to begin to remediate these material weaknesses and while management has made improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain unremediated. These remediation efforts are ongoing in 2026 and include:
•engaging third parties to assist with technical accounting matters and designing and implementing controls;
•hiring additional personnel, such as accounting, finance, information technology staff and other professionals with appropriate levels of knowledge and experience and designing and implementing controls to ensure appropriate segregation of duties in our finance and accounting functions;
•designing and implementing controls over user access, including restrictions over privileged access as it relates to creating and posting journal entries; and
•designing and implementing controls to properly analyze, account for, present and disclose certain financial instruments transactions.
These material weaknesses, other than that related to user and privileged access controls, resulted in immaterial adjustments to the December 31, 2024 and 2023 financial statements, which were recorded prior to the issuance of those financial statements.
These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. This remediation process, including testing the effectiveness of the remediation efforts, will continue to take place in 2026. Additionally, we cannot ensure that we have identified all, or that we will not in the future identify additional material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report after our IPO.
The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time-consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our auditors are unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Further, as a public company, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have a significant amount of net operating loss (NOL) carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2025, we had federal NOL carryforwards of $147.0 million, which do not expire, and combined state and city NOL carryforwards of $67.9 million, which, if not utilized, begin to expire in 2026. Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. As of December 31, 2025, we also had federal research and development credit carryforwards of $5.5 million, which begin to expire in 2041, and state research and development credit carryforwards of $2.8 million, which do not expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, and may experience ownership changes in the future, as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change” or have experienced an “ownership change” in the past.
Future indebtedness could adversely affect our business and growth prospects.
As of December 31, 2025, we have drawn $50 million under the Note Purchase Agreement, and have the option, but not the obligation, to issue and sell an additional separate tranche of notes in the amounts of $25.0 million before March 31, 2026, as well as an obligation to sell a tranche of notes in the amount of $30 million before March 31, 2026 as we have achieved the revenue and gross margin thresholds triggering this obligation. The thresholds triggering this tranche are trailing six-month revenue of at least $112.5 million and a trailing six-month gross margin of at least 45%. These tranches are all subject to the terms and conditions set forth in the Note Purchase Agreement. In the future, any additional indebtedness we may incur under the Note Purchase Agreement or otherwise could require us to divert funds identified for other purposes for debt service and impair our liquidity. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
The Note Purchase Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Note Purchase Agreement includes covenants requiring us to maintain certain trailing six-month net revenue levels and trailing six-month gross margin ratios, and includes other covenants that restrict our ability to:
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
Our Class A common stock has one vote per share and our Class B common stock has 15 votes per share. The holders of our outstanding Class B common stock, Drs. Atay and Tsao, together hold approximately 62.3% of the voting power of our outstanding capital stock as of the date of this Annual Report. As a result, Drs. Atay and Tsao are able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of our Board of Directors, the adoption of amendments to our Certificate of Incorporation and Bylaws and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. In addition, if our Co-Founders continue to beneficially own shares representing in excess of 50% of the voting power of our outstanding capital stock and determine to act together in the future, we could become eligible to elect the “controlled company” exemption to the corporate governance rules for publicly listed companies. If we were to become a “controlled company” under the corporate governance rules for publicly listed companies, we would not be required to have a majority of our Board of Directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we use controlled company exemptions in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise cause the market price of our Class A common stock to decline. Further, the interests of Drs. Atay and Tsao may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, Drs. Atay and Tsao could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of Drs. Atay and Tsao, who beneficially own all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. Certain stock index providers have in the past excluded companies with multiple classes of shares of common stock from being added to certain stock indices. If our Class A common stock was ineligible for inclusion in indices with such restrictions mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If we fail to meet the expectations of these analysts, our stock price could be adversely affected. If limited securities analysts commence coverage of us, or if one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the trading price for our Class A common stock would be negatively affected. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which may cause the market price of our Class A common stock and trading volume to decline.
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
Future sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. The resale of the 35,616,629 shares of Class A common stock outstanding prior to our IPO and all of our Class B common stock outstanding is currently prohibited or otherwise restricted, subject to certain limited exceptions, as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning on the 181st day after the date of the final prospectus for our IPO. Shares issued upon the exercise or settlement of awards outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
In the ordinary course of our business, we collect and store proprietary, confidential, and sensitive data, including legally protected personal information, such as test results and other protected health information (PHI), credit card and other financial information, insurance information, and other personally identifiable information, as well as sensitive intellectual property and other proprietary business information, including that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based centers, and utilize internal resources and external security and infrastructure vendors to manage parts of our data centers. We are highly dependent on information technology networks and systems—our own as well as those of third-party vendors and their subcontractors—to securely process, transmit, and store a wide variety of information critical to our business, including research and development information, patient data, commercial information, and business and financial information. Our systems are designed to ensure that all sensitive data is stored appropriately in SOC 1 and SOC 2 compliant platforms.
Although we maintain measures designed to protect sensitive information from unauthorized access or loss of access, inappropriate use or disclosure, and inappropriate modification, our information technology systems and infrastructure, and those of our third-party service providers, strategic partners and other contractors, and their subcontractors or consultants, are inherently vulnerable to cybersecurity threats and, from time to time, experience such threats. As of the date of this Annual Report on Form 10-K, we are not aware of any material cybersecurity incidents or threats that have impacted our business. We continue to invest in the security and resiliency of our networks and to enhance internal controls and processes designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, see “Part I, Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Risk Management Processes

Our Information Security Steering Committee, led by our Vice President of Information Technology, who also serves as our Chief Information Security Officer, is responsible for the day-to-day execution of our information security strategy and operations. As appropriate, the Information Security Steering Committee coordinates cross-functionally across our information technology, engineering, legal, privacy, compliance, finance, people operations, and product teams to identify, assess, and address current and emerging cybersecurity risks.
We maintain a cybersecurity incident response plan that addresses key aspects of incident management, including detection, impact analysis, containment, mitigation, remediation, recovery, and longer-term measures designed to reduce the likelihood of future incidents. In carrying out this plan, the Information Security Steering Committee evaluates cybersecurity incidents, or multiple related incidents, against specified criteria and, if one or more such criteria are met, reports those incidents to management.
Our cybersecurity program is aligned with industry standards and best practices, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and SOC 2 standards. We use a variety of tools and methodologies to monitor and manage cybersecurity risks and regularly evaluate our cybersecurity posture through activities such as vulnerability scanning, penetration testing, and the use of threat intelligence feeds. Our Information Security Team conducts periodic exercises to assess preparedness for information security incidents, including cybersecurity events. In addition, we promote a company-wide culture of cybersecurity awareness through new employee onboarding and ongoing employee training and education, including periodic phishing simulations.
We engage external experts, including cybersecurity assessors, consultants, and auditors, to assist in evaluating and attesting to our risk management systems, including through an annual SOC 2 audit covering the security, availability, confidentiality, and processing integrity trust services criteria. In recognition of the risks associated with third-party service providers, we also conduct risk assessments of selected systems and third-party service providers on an ongoing basis.
Governance
Board Oversight
Cybersecurity is an important area of focus for our board of directors. The board of directors is responsible for oversight of information security and cybersecurity risks, and we believe the board has the appropriate skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.
Our Chief Information Security Officer and other members of management provide updates on cybersecurity matters to the board of directors on a quarterly basis, with additional updates as warranted. The board of directors also receives a quarterly cybersecurity report from our Chief Information Security Officer.
Management
Our Information Security Team, led by our Vice President of Information Technology, who also serves as our Chief Information Security Officer, is accountable for the day-to-day execution of our information security strategy and operations, including enterprise-level information security risk strategy, identification, prioritization, and mitigation.
The Information Security Steering Committee, which provides general oversight of the Information Security Team, is led by our Vice President of Information Technology/Chief Information Security Officer and is comprised of members of Company management who collectively have experience and expertise in information technology, enterprise security and risk management, cybersecurity, engineering, privacy, data security, lab operations, quality, and healthcare compliance. The Information Security Steering Committee meets monthly, and more frequently as needed to review matters including updates on existing and emerging cybersecurity risks and threats; prioritization, mitigation, and remediation activities; the status of initiatives to strengthen our information security systems; assessments of our information security program and operations; and prioritized information security incidents, if any.
Item 2. Properties
Our headquarters is located in Menlo Park, California, where we lease approximately 36,000 square feet of office and laboratory space pursuant to a lease that expires in February 2031. We also lease approximately

90,000 square feet of office and laboratory space in Union City, California, pursuant to a lease that expires in June 2033. We have an option to extend this lease for an additional five years.
To support our planned growth, we have also entered into a lease for a new facility with 220,000 square feet of office and custom laboratory space located in Austin, Texas, expected to commence on or before September 30, 2027, and expiring in June 2043, with an option to extend for an additional seven years. Once the facility is fully utilized, we expect our potential testing capacity to be nearly triple our current capabilities. We also have commercial leases for patient service centers in various cities, for an aggregate of approximately 8,000 square feet as of December 31, 2025. We expect to enter into additional leases for patient service centers in the ordinary course.
We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
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
Litigation or any other legal, regulatory or administrative proceedings, regardless of the outcome, can result in substantial cost and diversion of our resources, including our management’s time and attention, and there can be no assurances that favorable final outcomes will be obtained. For additional information on risks relating to legal proceedings, reference Part I, Item 1A, “Risk factors—Risks related to our business and strategy—We are involved in legal proceedings, regulatory investigations and inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.”

Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On November 6, 2025, our Class A common stock began trading on the NASDAQ Global Select Market under the symbol “BLLN.” Prior to this time, there was no public market for our Class A common stock.
Holders of Record
As of March 6, 2026, there were 421 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. The actual number of Class A stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our capital stock, and we do not currently intend to pay any cash dividends on our Class A common stock and Class B common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements. In addition, the terms of the Note Purchase Agreement place restrictions on our ability to pay cash dividends on our capital stock. Furthermore, we may, from time to time, enter into other loan or credit agreements or similar borrowing arrangements that may further restrict our ability to declare or pay dividends on our Class A common stock and Class B common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Performance Graph
This graph is not "soliciting material" is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph below shows the cumulative total return to our stockholders between November 6, 2025 (the date that our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025 relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at their respective closing prices on November 6, 2025 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Cumulative Total Return Performance
Assumes Initial Investment of $100
From November 6, 2025 to December 31, 2025
$130
$120
$110
$100
$90
$80
$70
11/6/2025
11/30/2025
12/31/2025
BillionToOne, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

Use of Proceeds
On November 7, 2025, we closed our IPO in which we issued and sold 5,233,765 shares of our Class A common stock, which included the exercise in full by the underwriters of their option to purchase 682,665 shares of our Class A common stock, at a price to the public of $60.00 per share. We received net proceeds of $286.9 million after deducting underwriting discounts and commissions of $22.0 million and deducting offering expenses of $5.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-290761), as amended (the “Registration Statement”), which became effective on November 5, 2025. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
J.P. Morgan Securities LLC, Piper Sandler & Co., Jefferies LLC, and William Blair & Company, L.L.C. acted as representatives of the underwriters. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement, and the IPO terminated after the sale of all securities registered pursuant to the Registration Statement.
There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated as of November 5, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on November 6, 2025.
Recent Sales of Unregistered Equity Securities
From October 1, 2025, to (but not including) November 6, 2025 (the date of filing of our registration statement on Form S-8, File No. 333-291314), we issued and sold to certain directors, officers, employees, consultants, and other service providers an aggregate of 232,987 shares of our common stock upon the exercise of options under our 2018 Stock Plan, at exercise prices ranging from $0.56 to $30.78 per share, for an aggregate purchase price of approximately $1.4 million.
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
On November 14, 2025, we issued 9,660 shares of Class A common stock to Comerica Ventures Incorporated upon the exercise of its outstanding redeemable convertible preferred stock warrant, for an exercise price of $2.59 per share, for aggregate cash consideration of approximately $25,000.
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
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report. See also the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report.
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our IPO dated as of November 5, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on November 6, 2025.
Overview
BillionToOne is transforming healthcare by redefining molecular diagnostics. Our revolutionary single-molecule next-generation sequencing (smNGS) platform achieves what was once thought impossible-detecting and precisely quantifying genetic targets with single-molecule sensitivity. At the heart of this technological breakthrough lies our patented quantitative counting templates (QCTs), enabling measurements at the physical limit of detection-the single DNA molecule. This leap forward addresses a fundamental limitation in healthcare-the inability to detect sparse but clinically crucial disease signals in cell-free DNA (cfDNA).
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
In the oncology setting, ultrasensitive tests with real-time insights are required to effectively detect, diagnose, and treat patients with a diverse range of mutations and solid tumor types across the cancer care continuum. In 2023, we successfully leveraged our smNGS platform to launch two complementary pan-cancer liquid biopsy tests - Northstar Select® and Northstar Response®. Our Northstar Select test is used to guide therapy selection and has been shown to detect over 50% more actionable solid tumor mutations than conventional liquid biopsies. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies the amount of cancer (tumor burden) at the single molecule level without requiring a tissue biopsy, enabling real-time monitoring of patient response to therapy with unprecedented precision. Our Northstar tests give physicians extraordinary visibility into cancer profile and treatment response, enabling more informed and earlier treatment decisions that can fundamentally alter patient outcomes. Our business momentum is evidenced by our rapidly scaling commercial success and improving operational efficiency. Of over one million smNGS-based tests that we have processed since our initial launch, over 50% of them, or approximately 616,000 tests, were processed in the year ended December 31, 2025.

Our key performance metrics
Our revenue is driven by selling and performing molecular diagnostic tests ordered by physicians and other providers. We generally bill the patients’ insurance carrier, Medicaid, Medicare, the patient, or a combination upon delivery of the test results.
Our revenue is the function of two inputs: the number of tests ordered and the ASP that we can achieve through reimbursement. There is a flywheel effect between these two factors. The more tests that we process, the easier it becomes for us to contract with third-party payors and become an in-network provider. This increases our ASP for our tests, as the denial rate of our tests significantly decreases once we become an in-network provider. As we become an in-network provider, it becomes easier for our sales representatives to convince ordering providers to use our tests. We believe that the combined effects of ASP increases, cost of goods sold (COGS) decreases, and improved operational efficiency have been the main drivers of our ability to generate net income for the year ended December 31, 2025.
Our total test volume, which represents the number of billable tests that we receive for processing during each period and which we also refer to as tests accessioned, grew to approximately 616,000 tests for the year ended December 31, 2025, compared to 410,000 and 272,000 for the years ended December 31, 2024 and December 31, 2023, respectively. In addition, our total delivered and billable test volume, which represents the number of billable tests for which we deliver a result to the ordering provider each period, grew to approximately 610,000 tests for the year ended December 31, 2025, compared to 405,000 and 264,000 delivered and billable tests for the years ended December 31, 2024 and December 31, 2023, respectively.
Key factors affecting our results of operations and performance
We believe certain factors have influenced, and will continue to influence, our operating performance and results of operations. While each of these factors presents significant opportunities for our business, they also pose important risks and challenges that we must successfully address to sustain and grow our business and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under Part I, Item 1A “Risk Factors.”
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
Payor coverage, contracting, and more effective reimbursement operations
Our ASPs and revenue depend heavily on our success in achieving and maintaining broad coverage and adequate reimbursement for our molecular diagnostic tests from third-party payors. Third-party reimbursement for our tests represented more than 90% of our revenue for the years ended December 31, 2025 and 2024, and we expect government and commercial third-party payors to continue to be our primary source of payments. Coverage and reimbursement by third-party payors, including commercial health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid, can be limited and uncertain for the types of specialized molecular diagnostic tests we offer. Each payor makes its own determination as to whether to establish a policy to cover our tests as well as the amount it will reimburse for such tests. Payors make these determinations based on factors that include medical necessity, clinical utility, and cost-effectiveness. Reimbursement rates vary significantly by test-type, payor, and coverage determination. Historically, our market access and reimbursement teams have pursued strategies to increase our ASPs by expanding our payor coverage and reimbursement. We believe these strategies will continue to grow our ASPs over time.

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
In addition, we have integrated our internal systems end-to-end, automated many of the repetitive reimbursement procedures, and incorporated AI for significant efficiency improvements (e.g., using large language models (LLMs) to read, categorize, and react to thousands of correspondence items from insurance companies that we receive every day), allowing our team to significantly increase their productivity. This strategic move not only streamlines our operations and improves cash flow but also allows us to better advocate for the value of our diagnostic tests with payors by providing rapid feedback and responding proactively to evolving reimbursement trends.
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
We actively seek ways to continuously reduce our costs-per-test and improve our gross profit margin, long-term profitability, and return on investment. For example, we have reduced COGS per test through automation and optimization of laboratory workflows, successful negotiations with suppliers, and re-design and re-validation of assays with more optimized chemistry or higher-throughput sequencing. Nevertheless, as our test volumes grow, we have made and will continue to make significant investments in state-of-the-art infrastructure to support our growth. In 2023 we successfully expanded our laboratory operations from a single facility with 36,000 square feet in Menlo Park, CA by adding a second laboratory facility in Union City, CA with 90,000 square feet. To further support our growth beyond our current facilities, we have also entered a lease for the construction of 220,000 square feet of laboratory space in Austin, Texas with favorable terms and a tenant improvement package. We expect to occupy this facility in 2027, and open for processing commercial samples in 2028. Once the facility is fully utilized, we expect our potential testing capacity to be nearly triple our current capabilities.
In addition, we must simultaneously enhance our customer service capabilities, improve our billing and administrative processes, expand our quality assurance programs, incorporate new laboratory equipment and automation, and implement new technology systems, all while maintaining competitive turnaround times. As such, our expenses may increase. In order to maintain cost discipline, we will continue to re-design and optimize our processes, integrate AI into our workflows, and increasingly automate both our laboratory and non-laboratory operations. We believe that our continued focus in optimization, automation, and AI for higher operational efficiencies will drive further productivity gains.
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

Key components of results of operations
Revenue
The majority of our revenue is derived from sales of our prenatal test, UNITY, and a smaller portion is derived from sales of our liquid biopsy oncology tests, Northstar. During the year ended December 31, 2025, 91% of our revenue was from our prenatal tests, 8% of our revenue was from our oncology tests, and 1% of our revenue was from clinical trial support services and other services. We market our products to health clinics and physicians or a combination of the insurance carrier and patient for fees. Revenue for tests is recognized when test results are delivered to the ordering physician.
For many health clinics and physicians, the payment we ultimately receive depends upon the rate of reimbursement from insurance carriers. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, may take a substantial amount of time, and bills may not be paid for many months or, in some cases, ultimately may not receive payment.
We expect our revenue to increase over time as we expand our sales efforts, introduce new products, and contract with more payors. In addition, positive reimbursement decisions from insurance carriers would eliminate much of the uncertainty around payment and increase our overall revenue growth from ordering physicians.
Our clinical trial support and other services includes revenue from strategic partnerships with Johnson & Johnson that utilize our testing capabilities as part of a project to perform clinical trials and the development and commercialization of a companion diagnostic. Revenue from these strategic partnership agreements are recognized as services are performed and costs are incurred. Our revenue derived from these agreements has not been material to our results of operations.
Cost of revenue
Our cost of revenue consists primarily of expenses related to reagents and consumables, test kits, personnel-related expenses such as salaries, stock-based compensation expense and related benefits for its operations and support personnel, shipping costs, overhead allocations, depreciation expense, facilities-related expenses and other services used in connection with delivering our services.
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
Operating expenses
Research and development expenses
Research and development expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation expense and related benefits for our product development employees. Research and development expenses also include non-personnel costs such as materials and consumables used for research, clinical third-party services and consulting expenses, and an allocation of our general overhead expenses. These costs are expensed in the period they are incurred.
We believe that continued investment in our products is important to our future growth and, as a result, we expect our research and development costs to increase in absolute dollars and moderately decline as a percentage of revenue over time if our revenue increases.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation expense and related benefits for our sales, marketing, and general and administrative employees. Selling, general and administrative expenses also include our commission payments, marketing related expenses in promoting our brand and tests, and training costs for sales employees. All selling, general and administrative costs are expensed in the period as incurred.

We expect selling, general and administrative expenses to increase in absolute dollars as we increase our sales and marketing personnel, increase product offerings, grow our operations and incur additional expenses associated with operating as a public company. These expenses are associated with operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on NASDAQ and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.
Other income (expense)
Interest income
Interest income consists of income earned on our short-term cash and cash equivalents which include money market funds.
Interest expense
Interest expense is attributable to our borrowing with Western Alliance Bank, including the amortization of the debt discount up until August 2024 when we repaid the debt in full. Interest on our finance leases is also recorded in interest expense.
Net gain on extinguishment of debt
Net gain on extinguishment of debt relates to the extinguishment of the Western Alliance Bank debt and 2022 Convertible Notes.
We elected to prepay the outstanding amount of the Western Alliance Bank debt in August 2024 and wrote-off the unamortized debt issuance costs incurred before prepayment fees in connection with the extinguishment.
The 2022 Convertible Notes were amended such that the 2022 Convertible Notes converted into a round of preferred equity not originally contemplated in the original agreement which we accounted for as a debt extinguishment. The gain on extinguishment consisted of the difference between the fair value of preferred equity received and the carrying amount of the 2022 Convertible Notes.
Change in fair value of term loan
Change in fair value of term loan relates to the Oberland Capital debt where we elected the fair value option under ASC 825 and is accounted for at fair value on a recurring basis. We also elected to record interest expense related to the Oberland Capital debt as change in fair value of term loan.
Change in fair value of convertible notes
Change in fair value of convertible notes relates to convertible debt where we elected the fair value option under ASC 825, and it is accounted for at fair value on a recurring basis. We also elected to record interest expense related to the convertible debt as change in fair value of convertible notes.
Other expense, net
Other expense, net is comprised of the change in fair value of our liabilities related to warrants for common stock and redeemable convertible preferred stock and various income or expense items of a non-recurring nature.
Provision for income taxes
Provision for income taxes consists of U.S. federal and state income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
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

Results of operations
The following table sets forth information derived from our statements of operations for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$305,112	$152,582	$71,729
Cost of revenue(1)	96,654	71,667	54,421
Gross profit	208,458	80,915	17,308
Operating expenses:
Research and development(1)	49,384	36,596	22,414
Selling, general and administrative(1)	143,051	91,465	64,389
Total operating expenses	192,435	128,061	86,803
Income (loss) from operations	16,023	(47,146)	(69,495)
Other income (expense):
Interest income	7,750	5,819	3,456
Interest expense	(95)	(2,386)	(3,272)
Net gain on extinguishment of debt	-	7,289	-
Change in fair value of term loan	(8,509)	(3,137)	-
Change in fair value of convertible notes	-	(835)	(12,921)
Other expense, net	(7,410)	(1,145)	(442)
Total other income (expense)	(8,264)	5,605	(13,179)
Income (loss) before provision for income taxes	7,759	(41,541)	(82,674)
Provision for income taxes	305	29	9
Net income (loss)	$7,454	$(41,570)	$(82,683)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$1,789	$1,183	$683
Research and development	3,951	2,341	1,450
Selling, general and administrative	10,175	4,838	2,721
Total stock-based compensation expense	$15,915	$8,362	$4,854

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	32%	47%	76%
Gross profit	68%	53%	24%
Operating expenses:
Research and development	16%	24%	31%
Selling, general and administrative	47%	60%	90%
Total operating expenses	63%	84%	121%
Income (loss) from operations	5%	(31)%	(97)%
Other income (expense):
Interest income	3%	4%	5%
Interest expense	—%	(2)%	(5)%
Net gain on extinguishment of debt	—%	5%	—%
Change in fair value of term loan	(3)%	(2)%	—%
Change in fair value of convertible notes	—%	(1)%	(18)%
Other expense, net	(2)%	(1)%	(1)%
Total other income (expense)	(2)%	3%	(19)%
Income (loss) before provision for income taxes	3%	(28)%	(116)%
Provision for income taxes	—%	—%	—%
Net income (loss)	3%	(28)%	(116)%
Comparison of years ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Revenue	$305,112	$152,582	$152,530	100%

Revenue increased $152.5 million, or 100%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven primarily by a 51% increase in the total volume of delivered and billable tests to approximately 610,000 for the year ended December 31, 2025 from approximately 405,000 for the year ended December 31, 2024. The increase in revenue was also attributable to an increase in our Overall ASP of 35%. Overall ASP is the weighted average ASP across all of our prenatal and oncology products. It is computed by dividing revenue for our prenatal and oncology tests by the number of tests that are delivered and billable. The number of tests that are delivered and billable in a given period represents that number of billable tests for which we deliver a result to the ordering provider in such period.
We derive our revenue primarily from the number of tests processed and results delivered to the ordering physician. All tests processed are accessioned in our laboratories.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. For example, we increased the number of contracts that we have with payors for our prenatal tests which drove increases in ASP during the year ended December 31, 2025 as compared to the prior year. In addition, during the second half of 2024 we began to benefit from a new proprietary PLA code for our prenatal tests; when utilized, the new PLA code is typically reimbursed at a higher rate than the codes for which we previously billed, which also contributed to an increase in ASP's during the year ended December 31, 2025 compared to the year ended December 31, 2024. We also benefited from an increased attachment and ordering rate of 22q11.2 micro deletion testing (our 22q test) in conjunction with our aneuploidy test and the resulting incremental reimbursement, and we benefited from more payors covering our RhD test. Furthermore, our ASP's for our Northstar Select oncology test increased as Medicare began to reimburse for this test during the first quarter of 2025, and we began to bill for our Northstar Response oncology test for the first time at the beginning of 2025.

We believe our plans to continue to expand our field sales force for our prenatal products and oncology products will benefit our test volumes. In addition, we believe our Overall ASP will benefit from the opportunity to enter into contracts with additional payors for our prenatal tests, as well as the coverage decision by MolDx in the first quarter of 2025 for Northstar Select, which should continue to result in lower denial rates by Medicare Advantage payors. We plan to submit additional dossiers to MolDX for coverage evaluations for Northstar Response, which, if successful, would significantly increase our Northstar Response ASP's in the future.
Cost of revenue

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Cost of revenue	$96,654	$71,667	$24,987	35%

Cost of revenue increased $25.0 million, or 35%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $16.9 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $8.0 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Gross profit	$208,458	$80,915	$127,543	158%
Gross margin	68%	53%

Gross profit increased $127.5 million, or 158%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP in conjunction with a lower Overall Cost-Per-Test as we continued to actively reduce variable expenses and increase efficiency from our fixed costs. Overall Cost Per Test is the weighted average cost per test across all of our prenatal and oncology products. It is computed by dividing cost of goods sold for our prenatal and oncology tests by the number of tests that are accessioned. The number of tests that are accessioned in a given period represents the number of billable tests that we receive for processing during such period. We refer to this number as our “Total Test Volume.”
Gross margin increased to 68% for the year ended December 31, 2025 from 53% for the year ended December 31, 2024 for the reasons described above.

The increase in our Overall ASP contributed to approximately 86% of the improvement in our gross profit margin for the year ended December 31, 2025. In addition, as part of our long-term strategy we are focused on reducing costs per test for each of our offerings, which if successful will result in a reduction in our Overall Cost Per Test. A decrease in our Overall Cost Per Test contributed to approximately 14% of the improvement in our gross profit margin for the year ended December 31, 2025.
For the year ended December 31, 2025 and 2024, our cost of goods sold consisted of variable costs of 57% and 54%, respectively, and fixed costs of 43% and 46%, respectively. The increase in variable costs was attributable primarily to an increase in test volume from prenatal testing, partially offset by targeted costs reduction efforts and efficiencies gained in in our lab from the increased test volume in both prenatal and oncology testing.
We anticipate that cost initiatives and leveraging fixed costs should continue to reduce our Overall Cost Per Test.
Operating expenses
Research and development expenses

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Research and development	$49,384	$36,596	$12,788	35%

Research and development expenses increased $12.8 million, or 35%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $10.1 million increase in personnel costs, which included a $1.6 million increase in stock-based compensation expense, and a $3.2 million increase in materials, equipment expenses and overhead allocations. This was partially offset by a $0.3 million decrease in expense related to clinical studies, and a $0.2 million decrease in consulting and other costs. The increase was primarily driven by a net increase in our R&D headcount of 31 employees during the year ended December 31, 2025 as compared to the year ended December 31, 2024 to support our product development and innovation efforts.
Selling, general and administrative expenses

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Selling, general and administrative	$143,051	$91,465	$51,586	56%

Selling, general and administrative expenses increased $51.6 million, or 56%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $40.6 million increase in salaries, commissions and related expenditures, which included a $5.2 million increase in stock- based compensation expense, a $5.3 million increase in facilities and other costs, a $5.2 million increase in professional fees and a $0.4 million increase in marketing costs. These increases were driven by a net increase of 105 employees during the year ended December 31, 2025 as compared to the year ended December 31, 2024 to support our sales, marketing and corporate strategies.

Other income (expense)
Interest income

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Interest income	$7,750	$5,819	$1,931	33%

Interest income increased $1.9 million, or 33%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the prior year, due to the proceeds from our IPO.
Interest expense

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Interest expense	$(95)	$(2,386)	$2,291	(96%)

Interest expense decreased $2.3 million, or 96%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was attributable to the payoff of the Western Alliance Bank debt; the principal on this debt was no longer outstanding during the year ended December 31, 2025. The Western Alliance Bank debt was replaced by the Oberland Capital debt in August 2024. The Oberland Capital debt is accounted for using the fair value method and interest expense related to the Oberland Capital debt was recorded in the change in fair value of term loan.
Net gain on extinguishment of debt

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Net gain on extinguishment of debt	$—	$7,289	$(7,289)	(100%)

Net gain on extinguishment of debt was $7.3 million for the year ended December 31, 2024. This was due to an $8.6 million gain on extinguishment of the 2022 Convertible Notes due to a modification of the class of preferred stock into which the 2022 Convertible Notes ultimately converted in May 2024. This amount was partially offset by a $1.3 million loss on extinguishment of the Western Alliance Bank debt in August 2024. We did not record an extinguishment of debt during the year ended December 31, 2025.
Change in fair value of term loan

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Change in fair value of term loan	$(8,509)	$(3,137)	$(5,372)	171%

Change in fair value of term loan increased $5.4 million, or 171% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to a change in fair value of the Oberland Capital debt of $5.7 million, primarily driven by changes in the overall market resulting in lower interest rates, and interest expense of $4.1 million, which includes revenue participation payments associated with the Oberland Capital debt. We made a policy election to include interest expense related to the Oberland Capital debt in the change in fair value of term loan.
Change in fair value of convertible notes

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Change in fair value of convertible notes	$—	$(835)	$835	(100%)

Change in fair value of convertible notes decreased $0.8 million, or 100%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to a change in fair value of the 2022 Convertible Notes that were extinguished in 2024.
Other expense, net

	Year Ended December 31,		Change
	2025	2024	($)	%
	(in thousands, except percentage)
Other expense, net	$(7,410)	$(1,145)	$(6,265)	547%

Other expense, net increased $6.3 million, or 547%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily driven by increases in the fair value of our common stock warrant liability of $6.7 million and redeemable convertible preferred stock warrant liability of $0.6 million. In connection with our IPO, the redeemable convertible preferred stock warrants became warrants to purchase common stock. Upon exercise of the common stock warrants, the Company performed a final fair value adjustment of the warrant at the time of the exercise.
Non-GAAP financial measures
We use certain non-GAAP financial measures to supplement our financial statements, which are presented in accordance with GAAP. These non-GAAP financial measures include EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations, and non-GAAP net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding the impact of certain items that we believe do not directly reflect our underlying operations, we are of the opinion that EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and forecasting. These metrics also provide investors and other users of our financial information with additional tools to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

EBITDA
We define EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, and depreciation and amortization expense. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA is presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$7,454	$(41,570)	$(82,683)
Provision for income taxes	305	29	9
Interest (income)	(7,750)	(5,819)	(3,456)
Interest expense	95	2,386	3,272
Depreciation and amortization	6,910	7,040	5,874
EBITDA	$7,014	$(37,934)	$(76,984)

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, depreciation and amortization expense, and certain other items which include significant non-cash items events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations, which include: stock-based compensation expense; net gain on extinguishment of debt; change in fair value of term loan; change in value of convertible notes; and change in fair value of warrant liabilities. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA is presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$7,454	$(41,570)	$(82,683)
Provision for income taxes	305	29	9
Interest (income)	(7,750)	(5,819)	(3,456)
Interest expense	95	2,386	3,272
Depreciation and amortization	6,910	7,040	5,874
Stock-based compensation expense	15,915	8,362	4,854
Net (gain) on extinguishment of debt	—	(7,289)	—
Change in fair value of term loan	8,509	3,137	—
Change in fair value of convertible notes	—	835	12,921
Change in fair value of warrant liabilities	7,364	964	440
Adjusted EBITDA	$38,802	$(31,925)	$(58,769)

Non-GAAP income (loss) from operations
We define non-GAAP income (loss) from operations as income (loss) from operations presented in accordance with GAAP, adjusted to exclude stock-based compensation expense.

A reconciliation of income (loss) from operations, the most directly comparable GAAP financial measure, to non-GAAP income (loss) from operations is presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income (loss) from operations	$16,023	$(47,146)	$(69,495)
Stock-based compensation expense	15,915	8,362	4,854
Non-GAAP income (loss) from operations	$31,938	$(38,784)	$(64,641)

Non-GAAP net income (loss)
We monitor non-GAAP net income (loss) for planning and performance measurement purposes. We define non-GAAP net income (loss) as net income (loss) reported on our statements of operations, excluding the impact of stock-based compensation expense, net gain on extinguishment of debt, change in fair value of term loan, change in fair value of convertible notes and change in fair value of warrant liabilities. We exclude fair value adjustments related to debt, which can fluctuate significantly and do not directly reflect our underlying operations. Our calculation of non-GAAP net income (loss) does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to non-GAAP net income (loss) is presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$7,454	$(41,570)	$(82,683)
Stock-based compensation expense	15,915	8,362	4,854
Net (gain) on extinguishment of debt	—	(7,289)	—
Change in fair value of term loan	8,509	3,137	—
Change in fair value of convertible notes	—	835	12,921
Change in fair value of warrant liabilities	7,364	964	440
Non-GAAP net income (loss)	$39,242	$(35,561)	$(64,468)

Liquidity and capital resources
Since our inception, prior to our IPO, we financed our operations primarily through the issuance of convertible notes, redeemable convertible preferred stock, debt, and cash generated from the sale of our products. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $496.0 million and working capital of $512.6 million. On November 7, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $286.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. Cash and cash equivalents are comprised of cash held in sweep accounts, checking accounts, lock-box accounts and money market funds. Our principal use of cash is to fund operations and invest in research and development to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $274.7 million as of December 31, 2025, though we did have positive income from operations and positive cash flows in the year ended December 31, 2025, we may be unable to sustain positive income from operations and positive cash flows in future periods. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Oberland Capital note purchase agreement
We have a debt facility with availability of up to $140.0 million, issuable in four separate tranches, pursuant to a Note Purchase Agreement, dated as of August 2, 2024, by and among us, the purchasers party thereto, and BWCB SA LLC (an entity affiliated with Oberland Capital), as purchaser’s agent. The advanced principal accrues interest at a rate of 8% per annum. The first tranche of $50.0 million was advanced on August 5, 2024, with a maturity date of August 5, 2031, interest-only payments through August 5, 2031 and a lump sum payment due on August 5, 2031. The lump sum payment includes all of the outstanding principal plus a payment that would generate an internal rate of return (IRR) for the purchasers of 10% over the seven year term of the loan. The term loan advances are secured by a lien on our assets.
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

We have the option at any time to prepay all of the then-outstanding notes, and Oberland Capital has the option to redeem the notes upon a change in control, an event of default, or maturity. The repayment amount of the note shall equal (1) 130% of the principal amount if the payment is made within 24 months of issuance; (2) 145% of the principal amount if the payment is made within 36 months of issuance; (3) if the payment is made within 48 months, an amount that would generate an IRR for the purchasers of 12.25%; (4) if the payment is made within 60 months of issuance, an amount that would generate an IRR for the purchasers of 11.75%; (5) if the payment is made thereafter but prior to maturity, an amount that would generate an IRR for the purchasers of 11.25%; and (6) if the payment is made at maturity, an amount that would generate an IRR for the purchasers of 10.0%.

Beginning with the fiscal quarter ended March 31, 2025, excluding any fiscal quarter in which our aggregate cash and cash equivalents is greater than 1.1 times the aggregate principal amount of the notes issued under the Note Purchase Agreement, we are required to maintain trailing six-month net revenue based on a schedule that gradually increases up to $120.0 million after the year ending December 31, 2026, and a trailing six-month gross margin (as defined in the Note Purchase Agreement) of not less than 30%. As of December 31, 2025, we were in compliance with all financial covenants in the agreement. The Note Purchase Agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described in the preceding paragraph. Beginning with the fiscal year beginning January 1, 2025, we are required to make revenue participation payments under the Note Purchase Agreement.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$24,595	$(41,375)	$(53,672)
Net cash provided by (used in) investing activities	(8,922)	(5,433)	82,838
Net cash provided by financing activities	288,825	141,017	13,405

Operating activities
Net cash provided by operating activities during the year ended December 31, 2025 was $24.6 million. Net income of $7.5 million included $39.2 million in non-cash charges primarily resulting from $15.9 million of stock-based compensation, $6.9 million of depreciation and amortization, $5.0 million of amortization of operating right-of-use assets, and aggregate $10.7 million of change in fair value of the common stock warrant liability and term loan. Operating assets had outflows of $28.0 million primarily resulting from a $16.9 million increase in accounts receivable, $8.8 million increase in inventory, and $2.3 million increase in prepaid expenses and other current assets. Operating liabilities had inflows of $5.9 million primarily resulting from an aggregate $4.4 million increase in accounts payable and accrued expense and other current liabilities balances, aggregate $5.3 million increase in accrued commissions, compensation and employee benefits and $0.7 million increase in deferred revenue, offset by a $4.4 million decrease in operating lease liabilities.

Net cash used in operating activities during the year ended December 31, 2024 was $41.4 million. Net loss of $41.6 million included $17.0 million in non-cash charges primarily resulting from $8.4 million of stock-based compensation, $7.0 million of depreciation and amortization, $4.6 million amortization of operating right-of-use assets, and aggregate $3.2 million of change in fair value of the common stock warrant liability, term loan and convertible notes, offset by the $7.3 million gain on extinguishment of debt. Operating assets had outflows of $21.1 million primarily resulting from $15.6 million increase in accounts receivable due to higher product sales and timing of customer payments, $4.0 million increase in other non-current assets, prepaid expenses and current assets and $1.5 million increase in inventory due to build up for anticipated demand. Operating liabilities had inflows of $4.3 million primarily resulting from, $6.8 million increase in accrued commissions, compensation and employee benefits due to increased employee headcount and increased sales which increased commissions and bonuses and $1.6 million increase in accounts payable and accrued expenses due to increase testing volumes and timing of payments, offset by a $3.8 million decrease in operating lease liabilities.
Investing activities
Net cash used in investing activities during the year ended December 31, 2025 was $8.9 million primarily due to purchases of property and equipment.
Net cash used in investing activities during the year ended December 31, 2024 was $5.4 million primarily due to purchases of property and equipment.
Financing activities

Net cash provided by financing activities during the year ended December 31, 2025 was $288.8 million primarily due to proceeds from our IPO, net of underwriting discounts and commissions, of $292.0 million, and $3.1 million in proceeds from exercise of stock options, net of repurchases, offset by $4.6 million of payments of deferred offering costs and $1.8 million in principal payments on finance lease liabilities.

Net cash provided by financing activities during the year ended December 31, 2024 was $141.0 million primarily due to $130.0 million in proceeds from issuance of series d redeemable convertible preferred stock, net of issuance costs, $49.8 million in proceeds from issuance of debt, net, and $1.1 million in proceeds from exercise of stock options, net of repurchases, partially offset by $36.7 million repayment of debt upon extinguishment and related exit fee, $2.4 million in principal payments on finance lease liabilities, and $0.5 million in repurchase of common stock outstanding.

Contractual obligations and commitments
Operating lease commitments. Our operating lease commitments primarily include our labs and corporate offices. As of December 31, 2025, we had fixed lease payment obligations of $67.8 million, with $9.1 million to be paid within 12 months and the remainder thereafter.
Finance lease commitments. Our finance lease commitments primarily relate to equipment used in our labs. As of December 31, 2025, we had fixed lease payment obligations of $0.9 million, with $0.5 million to be paid within 12 months and the remainder thereafter.
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
Critical accounting estimates
We prepare our financial statements in conformity with GAAP. The preparation of financial statements in conformity with GAAP required certain estimates and assumptions to be made that may affect our financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
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
Revenue
We generate revenue primarily from our prenatal and oncology testing services, which are referred to as testing services or test results. We consider the patient as our customer, that requests our test service through their physician. Test results are the single performance obligation being provided to customers. Testing service revenue is recognized at a point in time when test results are delivered to the ordering physician. We generally bill an insurance carrier, Medicaid, Medicare or the patient or a combination upon delivery of test results. test results. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for the test results.
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
We enter into contracts with third-party payors including insurance carriers, Medicaid and Medicare to set the pricing for tests provided to patients. Due to the nature of these third-party payor contract arrangements, the total consideration we expect to collect for test results is variable as they are dependent on the terms negotiated with the third-party payor. The predominance of our revenue is derived from payments by third-party insurance carriers. Additionally, we entered into an agreement with Johnson & Johnson in 2023 to utilize our testing capabilities as part of a project to perform a clinical trial. This arrangement involved the performance of testing and related regulatory consulting services. Revenue for this contract is primarily recognized proportionally as services are performed. Revenue derived from this contract is not material to our results of operations.
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
Common stock valuations
Prior to the completion of the IPO, there was no public market for the Company's common stock. Accordingly, the fair value of the common stock underlying our stock-based awards has historically been determined by our Board of Directors, with input from management and contemporaneous third-party valuations. We believe that our Board of Directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:
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
After the completion of the IPO, our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Recent accounting pronouncements
See Note 2 of our financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
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
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates and inflation risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $496.0 million held primarily in cash deposits and money market funds. As of December 31, 2025, we had a net balance of $57.2 million outstanding under our Oberland Capital Note Purchase Agreement, which is subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.
Foreign Currency Risk
Our operations are currently conducted almost entirely in the United States as international markets represented less than 1% of our revenue during the year ended December 31, 2025. If we choose to expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency based expenses would increase when translated into U.S. dollars. In addition, future fluctuations in the value of U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal. As of December 31, 2025, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk.
Inflation Risk
We are also exposed to inflation risk and inflationary factors, such as increases in raw material and overhead costs, which could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of revenue.

Item 8. Financial Statements and Supplementary Data
BillionToOne, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BillionToOne, Inc.

Opinion on the Financial Statements
We have audited the accompanying 2025 and 2024 financial statements of BillionToOne, Inc. and the 2023 consolidated financial statements of BillionToOne, Inc. and its subsidiary (collectively referred to as the “Company"), which comprise the balance sheets as of December 31, 2025 and 2024, and the related statements of operations and comprehensive income (loss), of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 11, 2026
We have served as the Company’s auditor since 2022.

BillionToOne, Inc.
Balance Sheets
(in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$495,975	$191,477
Accounts receivable	41,617	24,709
Inventories	17,545	8,733
Prepaid expenses and other current assets	5,421	2,898
Total current assets	560,558	227,817
Property and equipment, net	20,361	17,111
Operating lease right-of-use assets, net	46,742	51,739
Other non-current assets	4,993	5,392
Total assets	$632,654	$302,059
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	7,184	4,304
Accrued expenses and other current liabilities	7,247	3,882
Accrued commissions	3,912	2,756
Accrued compensation and employee benefits	12,551	8,419
Common stock warrant liability	9,282	-
Deferred revenue, current	2,188	2,806
Operating lease liabilities, current	5,079	4,393
Financing lease liabilities, current	519	1,826
Total current liabilities	47,962	28,386
Operating lease liabilities, non-current	45,723	50,802
Financing lease liabilities, non-current	348	874
Deferred revenue, non-current	1,290	-
Long-term debt	57,226	51,481
Other non-current liabilities	-	2,763
Total liabilities	152,549	134,306
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.00001 par value; 50,000,000 and 29,544,989 shares authorized as of December 31, 2025 and 2024, respectively; 0 and 29,084,235 shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of $0 and $422,458 as of December 31, 2025 and 2024, respectively	-	419,409
Stockholders’ equity:
Common stock, $0.00001 par value; 0 and 51,100,000 shares authorized as of December 31, 2025 and 2024, respectively; 0 and 10,925,950 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Class A common stock, $0.00001 par value; 800,000,000 shares authorized as of December 31, 2025; 41,252,105 shares issued and outstanding as of December 31, 2025	-	-
Class B common stock, $0.00001 par value; 10,000,000 shares authorized as of December 31, 2025; 4,552,650 shares issued and outstanding as of December 31, 2025	-	-
Additional paid-in capital	756,644	30,545
Accumulated other comprehensive loss	(1,792)	-
Accumulated deficit	(274,747)	(282,201)
Total stockholders’ equity	480,105	(251,656)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$632,654	$302,059
The accompanying notes are an integral part of these financial statements.

BillionToOne, Inc.
Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$305,112	$152,582	$71,729
Cost of revenue	96,654	71,667	54,421
Gross profit	208,458	80,915	17,308
Operating expenses:
Research and development	49,384	36,596	22,414
Selling, general and administrative	143,051	91,465	64,389
Total operating expenses	192,435	128,061	86,803
Income (loss) from operations	16,023	(47,146)	(69,495)
Other income (expense):
Interest income	7,750	5,819	3,456
Interest expense	(95)	(2,386)	(3,272)
Net gain on extinguishment of debt	-	7,289	-
Change in fair value of term loan	(8,509)	(3,137)	-
Change in fair value of convertible notes	-	(835)	(12,921)
Other expense, net	(7,410)	(1,145)	(442)
Total other income (expense)	(8,264)	5,605	(13,179)
Income (loss) before provision for income taxes	7,759	(41,541)	(82,674)
Provision for income taxes	305	29	9
Net income (loss)	$7,454	$(41,570)	$(82,683)
Less: Net income (loss) attributable to participating securities	(4,535)	-	-
Net income (loss) attributable to common stockholders	$2,919	$(41,570)	$(82,683)
Other comprehensive loss, net of taxes:
Change in fair value of term loan attributable to instrument‑specific credit risk	(1,792)	-	-
Other comprehensive loss, net of taxes	(1,792)	-	-
Comprehensive income (loss), net of taxes	$5,662	$(41,570)	$(82,683)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Net income (loss) per share, basic	$0.18	$(4.12)	$(8.45)
Net income (loss) per share, diluted	$0.14	$(4.12)	$(8.45)
Weighted-average shares used in calculating net income (loss) per share attributable to common stockholders, basic and diluted:
Weighted-average shares used in calculating net income (loss) per share, basic	15,875,091	10,079,925	9,782,770
Weighted-average shares used in calculating net income (loss) per share, diluted	21,230,752	10,079,925	9,782,770
The accompanying notes are an integral part of these financial statements.

BillionToOne, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	22,701,179	$249,527	10,424,709	$-	$16,140	$-	$(157,948)	$(141,808)
Issuance of common stock upon exercise of stock options	-	-	147,352	-	518	-	-	518
Partial repayment of promissory note by executive	-	-	-	-	51	-	-	51
Stock-based compensation	-	-	-	-	4,854	-	-	4,854
Vesting of early exercises	-	-	-	-	15	-	-	15
Net loss	-	-	-	-	-	-	(82,683)	(82,683)
Balance at December 31, 2023	22,701,179	$249,527	10,572,061	$-	$21,578	$-	$(240,631)	$(219,053)
Issuance of Series C-1 redeemable convertible preferred stock upon settlement of Convertible Notes	1,726,823	39,886	-	-	-	-	-	-
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $474	4,656,233	129,996	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	380,639	-	1,146	-	-	1,146
Stock-based compensation	-	-	-	-	8,362	-	-	8,362
Repurchase of common stock	-	-	(26,750)	-	(546)	-	-	(546)
Vesting of early exercises	-	-	-	-	5	-	-	5
Net loss	-	-	-	-	-	-	(41,570)	(41,570)
Balance at December 31, 2024	29,084,235	$419,409	10,925,950	$-	$30,545	$-	$(282,201)	$(251,656)
Conversion of redeemable convertible preferred stock to Class A and Class B common stock in connection with initial public offering	(29,084,235)	(419,409)	29,084,235	-	419,409	-	-	419,409
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts and commissions and issuance costs	-	-	5,233,765	-	286,928	-	-	286,928
Issuance of Class A common stock upon exercise of stock options	-	-	551,145	-	2,924	-	-	2,924
Stock-based compensation	-	-	-	-	15,915	-	-	15,915
Exercise of Class A common stock warrants	-	-	9,660	-	870	-	-	870
Repayment of promissory notes by executives	-	-	-	-	51	-	-	51
Vesting of early exercises	-	-	-	-	2	-	-	2
Other comprehensive loss	-	-	-	-	-	(1,792)	-	(1,792)
Net income	-	-	-	-	-	-	7,454	7,454
Balance at December 31, 2025	-	$-	45,804,755	$-	$756,644	$(1,792)	$(274,747)	$480,105

The accompanying notes are an integral part of these financial statements.

BillionToOne, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,454	$(41,570)	$(82,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	15,915	8,362	4,854
Depreciation and amortization	6,910	7,040	5,874
Amortization of debt discount costs and accretion of exit fees	-	341	540
Debt issuance costs on term loan expensed upon election of fair value option	-	453	-
Amortization of operating right-of-use assets	4,997	4,648	589
Loss on disposal of fixed assets	55	126	-
Change in fair value of common stock warrant liability	6,749	880	392
Change in fair value of redeemable convertible preferred stock warrant liability	615	84	48
Net gain on extinguishment of debt	-	(7,289)	-
Change in fair value of convertible notes	-	835	12,921
Change in fair value of term loan	3,953	1,481	-
Changes in operating assets and liabilities:
Accounts receivable	(16,908)	(15,619)	(2,588)
Inventories	(8,812)	(1,535)	(1,412)
Prepaid expenses and other current assets	(2,193)	(860)	2,232
Other non-current assets	(60)	(3,101)	491
Accounts payable	1,775	877	151
Accrued expenses and other current liabilities	2,578	697	733
Accrued commissions	1,156	905	387
Accrued compensation and employee benefits	4,132	5,859	737
Deferred revenue	672	(218)	3,024
Operating lease liabilities	(4,393)	(3,771)	38
Net cash provided by (used in) operating activities	24,595	(41,375)	(53,672)
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	-	-	90,000
Deposits paid for financing leases	-	(31)	(988)
Purchase of domain name	(41)	-	-
Purchases of property and equipment	(8,881)	(5,402)	(6,174)
Net cash provided by (used in) investing activities	(8,922)	(5,433)	82,838

BillionToOne, Inc.
Statement of Cash Flows—Continued
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in connection with the Company’s initial public offering, net of underwriting discounts and commissions	292,044	-	-
Payments of deferred offering costs	(4,612)	-	-
Proceeds from issuance of debt, net	-	49,775	15,000
Repayment of debt upon extinguishment	-	(35,000)	-
Payment of exit fee and prepayment payable upon debt extinguishment	-	(1,688)	-
Principal payments on finance lease liabilities	(1,777)	(2,376)	(2,090)
Repurchase of common stock outstanding	-	(546)	-
Payment of debt issuance costs on term loan	-	(228)	-
Proceeds from exercise of stock options, net of repurchases	3,094	1,084	444
Proceeds from exercise of common stock warrants	25	-	-
Proceeds from repayment of promissory notes by executives	51	-	51
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	-	129,996	-
Net cash provided by financing activities	288,825	141,017	13,405
Net increase in cash and cash equivalents	304,498	94,209	42,571
Cash and cash equivalents at beginning of year	191,477	97,268	54,697
Cash and cash equivalents at end of year	$495,975	$191,477	$97,268
Supplemental cash flow disclosure:
Cash payments for interest	$4,651	$3,915	$2,584
Cash paid for income taxes	$487	$9	$-
Supplemental non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into shares of Class A common stock in connection with the Company’s initial public offering	$419,409	$-	$-
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,391	$1,001	$-
Issuance of Series C-1 redeemable convertible preferred stock upon settlement of convertible notes	$-	$39,886	$-
Offering costs in accounts payable and accrued expenses and other current liabilities	$504	$-	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$395	$2,795
Exercise of stock options for which cash has not been received	$3	$173	$102
Settlement of common stock warrant liability	$845	$-	$-
The accompanying notes are an integral part of these financial statements.

BillionToOne, Inc.
Notes to Financial Statements
(1) Description of Business
BillionToOne, Inc. (the “Company”) was formed in 2016, and is headquartered in Menlo Park, California. The Company is a precision diagnostics company that quantifies biology to create molecular diagnostics. The Company’s proprietary molecular counting platform is designed to detect and measure DNA molecules at the single-count level to help improve disease detection. The Company currently applies its proprietary technology to non-invasive prenatal screening (“Prenatal”) and liquid biopsy (“Oncology”).
(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior to April 2024, the financial statements also included the Company’s wholly owned subsidiary SeqIndia Labs Private Limited which had immaterial activities and was not material to these financial statements and was divested in April 2024. Accordingly, in 2023, the financial statements were consolidated while in 2024 and 2025 they were not. All intercompany transactions and balances have been eliminated upon consolidation.
Initial Public Offering
On November 7, 2025, the Company closed its initial public offering (the “IPO”) of 5,233,765 shares of its Class A common stock, which includes the exercise in full by the underwriters of their option to purchase from the Company 682,665 shares of the Company’s Class A common stock, at a price to the public of $60.00 per share. The gross proceeds to the Company from the IPO were $314.0 million and the net proceeds amounted to $286.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A-3, Series A-4, Series A-5, Series A-6, Series B-1, Series B-2, Series C, Series C-1 and Series D redeemable convertible preferred stock converted, on a one-for-one basis, into 29,084,235 shares of the Company’s Class A common stock (such conversion, the “Reclassification”). Following the Reclassification, and immediately prior to the closing of the IPO, 2,227,542 shares of Class A common stock held by Oguzhan Atay, the Company's Chief Executive Officer and Co-Founder, and 2,325,108 shares of Class A common stock held by David Tsao, the Company's Chief Technology Officer and Co-Founder, were exchanged at a 1:1 ratio for shares of Class B common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management evaluates estimates, including, but not limited to: stock-based compensation, deferred tax assets and liabilities, useful lives of long-lived assets, the incremental borrowing rate applied to operating and finance leases, determination of revenue recognition and accounts receivable, and valuation of debt, convertible notes and common stock warrants. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Emerging Growth Company
The Company is an emerging growth company, as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates to public and private companies until the earlier of the date that (i) the Company is no longer an emerging growth company or (ii) the Company affirmatively and irrevocably opts out of the extended transition period as permitted in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to avail itself of the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Liquidity
Prior to the completion of its IPO, the Company’s available liquidity and operations had been financed primarily through the issuance of convertible notes, redeemable convertible preferred stock, debt and sale of the Company's products. The Company has generated significant losses from operations and negative cash flows from operating activities in the past as reflected in its accumulated deficit of $274.7 million and $282.2 million as of December 31, 2025 and 2024, respectively, though the Company did generate income from operations and positive cash flows from operating activities during the year ended December 31, 2025. For the year ended December 31, 2025, $24.6 million in cash was provided by operating activities, compared to $41.4 million used in operating activities for the year ended December 31, 2024. The Company continues to invest in the development and commercialization of its existing and future products and, consequently, will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. The Company believes its existing cash and cash equivalent balances and cash generated from sales will be sufficient to meet its cash needs for at least the next 12 months.
These financial statements were prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Risks and Uncertainties
Certain of the Company’s product candidates are in development. If the Company is unable to advance its product candidates through development, clinical validation and ultimately commercialize its product candidates, or experiences significant delays in doing so, the Company’s business will be materially harmed. Even if the Company completes the necessary validation studies and product development, the process to meet any applicable regulatory requirements can be expensive. As a result, the Company cannot predict when, or if, it will be able to commercialize a product candidate.
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of all highly liquid investments deposited with banks, including money market funds. The money market funds are managed in accordance with regulatory requirements applicable to money market funds, including restrictions on the maturity of the underlying investments. These investments are considered highly liquid and readily convertible to cash.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are generally held with large financial institutions. Certain deposits held with these financial institutions are in excess of the amount of FDIC insured limits provided on such deposits.
As of December 31, 2025, 2024 and 2023, no customers represented more than 10% of accounts receivable, and for the years ended December 31, 2025, 2024 and 2023, no customers represented more than 10% of the Company’s revenue.

Fair Value of Financial Instruments
The Company records all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Other financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Additionally, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short-term nature.
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 input	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 input	Inputs other than the quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 input	Unobservable inputs for the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that relevant observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Reclassifications of financial instruments between levels of the fair value hierarchy are reported as transfers in or out as of the beginning of the period in which the reclassifications occur.
The Company's cash and cash equivalents include money market funds which are quoted in an active market and classified within Level 1 of the fair value hierarchy, which are measured at fair value based on the closing price as of the reporting date. The Company measures certain of its liabilities at fair value on a recurring basis, including warrants, due to their terms, and certain debt agreements where the Company has elected the fair value option. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive loss. See Note 3 for further details.
During the year ended December 31, 2025, there was a change in the fair value of the term loan where the Company elected the fair value option that related to changes in credit risk. During the years ended December 31, 2024 and 2023, there was no change in the fair value of debt agreements where the Company elected the fair value option that related to changes in credit risk.
Accounts Receivable and Allowances
The Company regularly assesses the collectability of accounts and reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Based on this assessment for credit losses the Company determined an allowance for credit losses was not needed given the payors from whom such receivables are collectible and the relatively short duration over which the majority of receivables are collected.
There was no allowance for credit losses as of December 31, 2025, 2024 and 2023. Account balances are written off against the allowance after all means of collection have been exhausted without success. During the years ended December 31, 2025, 2024 and 2023, there were no write-offs of accounts receivable.
Inventories
Inventories consist primarily of supplies for prenatal testing, consumables and lab supplies (including reagents) which are stated at the lower-of-cost or net realizable value. The supplies are consumed at the point samples are collected, and as the Company performs its testing service and accordingly, the Company does not maintain any work-in-process or finished goods inventory. The cost of inventory is determined on an average cost method. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated net realizable value. The Company periodically reviews its inventory and writes off inventory that are determined to be obsolete based on market factors, utilization rates and product expiration dates. Inventory write-downs are recognized as cost of revenue in the accompanying statements of operations and comprehensive income (loss). During the years ended December 31, 2025, 2024 and 2023, inventory write-downs totaled approximately $0.3 million, $0.1 million and $0.1 million, respectively, and were related to expired and unusable inventory.
Property and Equipment, Net
Property and equipment, net is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which are as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Automobiles	5 years
Computer hardware	3 years
Computer software	3 years
Leasehold improvements	Shorter of 10 years or remaining lease term
Maintenance and repairs are charged to expenses as incurred.
The Company entered into finance leases for certain lab equipment. The Company records amortization of assets leased in connection with finance lease arrangements as depreciation expense.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. There were no such impairment losses during the years ended December 31, 2025, 2024 and 2023.
Leases
The Company determines if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use.
If the Company determines a lease exists, the Company then determines whether the lease should be classified as an operating or finance lease. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria. Operating leases consist of the Company’s real estate facilities and finance leases consist of the Company’s lab equipment.
At the lease commencement date, the Company records a right-of-use (“ROU”) asset and a lease liability for all leases, except for short-term leases with an original term of 12 months or less, whereby the Company has elected a practical expedient not to recognize an ROU asset or lease liability for short term leases.
ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. All ROU assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. Lease liabilities are recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available such as credit rating, lease term and collateral at lease commencement date for borrowings with a similar term.
Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease expense for finance leases consists of the depreciation recognized on a straight-line basis over the lease term and interest expense on the lease liability based on the discount rate at lease commencement.
The Company does not assume renewals or early terminations unless it is reasonably certain the Company will exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligation for those payments are incurred.
Revenue
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods and services. Under ASC 606—Revenue from Contracts with Customers ("ASC 606"), the Company applies the following five-step approach:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, a performance obligation is satisfied
The Company generates revenue primarily from prenatal and oncology testing services, which are referred to as testing services or test results. The Company considers the patient as its customer, that requests a test service through their physician. Test results are the single performance obligation being provided to customers. Testing service revenue is recognized at a point in time when test results are delivered to the ordering physician. The Company generally bills an insurance carrier, Medicaid, Medicare, the patient, or a combination upon delivery of test results.
The Company enters into contracts with third-party payors, including insurance carriers, Medicaid and Medicare, to set the pricing for tests provided to patients. Due to the nature of these third-party payor contract arrangements, the total consideration the Company expects to collect for test results is variable as they are dependent on the terms negotiated with the third-party payor. The predominance of the Company’s revenue is derived from payments by third-party insurance carriers.
The Company uses the expected value method of estimating variable consideration. The total consideration the Company expects to collect in exchange for the Company’s products is an estimate and is largely variable in nature. Consideration includes reimbursement from both patients and third-party payors. The Company establishes variable consideration by considering historical payment trends for tests delivered, test reimbursement disallowances, and contractual arrangements in place, among other factors, which is adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, historical events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage. The Company also considers hindsight, where applicable, in estimates established for variable consideration and updates those estimates when actual experience supports doing so. In establishing variable consideration, the Company considers payors with similar reimbursement characteristics together. The Company monitors the cash collections against the estimated variable consideration over the expected cash collection period and any difference is recognized as an adjustment to estimated revenues after such estimated cash collection period has closed.
In January 2023, the Company entered a partnership with Johnson & Johnson ("J&J") under which the Company is licensing the Company’s proprietary knowledge, performing clinical trial support services including developing a clinical study assay, and other testing services to support a clinical trial for the counterparty. The Company concluded that the agreement with J&J was within the scope of ASC 606 because the counterparty in the agreement meets the definition of a customer. The Company evaluated the terms of the agreement for revenue recognition, including whether the services are capable of being distinct and considered distinct within the context of the contract. The Company concluded that the licensing of the know how is not distinct from the other promises within the agreement and, as a result, was treated as a single performance obligation. Under this contract, the Company receives payments upon the achievement of milestones, including (i) receipt of approval of the trial, which was achieved in 2023, (ii) various patient enrollment milestones, and (iii) subsequent full trial completion, as well as reimbursement for testing services. In making assessment of whether variable consideration should be included in the transaction price, the Company considers the degree of complexity and uncertainty associated with each milestone and related testing services, and whether achievement of the milestones and testing services are dependent on parties other than the Company.
In July 2025, the Company entered into a partnership with J&J for the development and commercialization of a companion diagnostic (CDx), intended for use with a new drug candidate of J&J. The Company is providing services related to regulatory filings to support companion diagnostic submissions for the Company’s assay. The development and regulatory support services represent a single performance obligation as the Company performs a significant integration service, such as analytical validation and regulatory submissions. The individual promises are not separately identifiable from other promises in the contract, and therefore, not distinct. The Company receives payment from achievement of milestones, including (i) various CDx development milestones, (ii) FDA regulatory submission and pre-approval, and (iii) CDx approval by FDA. For the companion diagnostic development and regulatory approval performed, the Company is compensated through a combination of an upfront fee and performance-based, non-refundable regulatory and development milestones. The transaction price represents variable consideration and the Company uses the most likely amount to estimate variable consideration. Application of the constraint for variable consideration to milestone payments is an area that requires significant judgment. The Company evaluates factors such as the scientific, clinical, regulatory, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone. In making this assessment, the Company considers its historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether the achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied to the contract price such that it is probable a significant cumulative reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is assessed and updated at each reporting period as a revision to the estimated transaction price.
The Company recognizes revenue for the single performance obligation for each of the J&J partnership agreements over the period the services are provided. Specifically, the Company recognizes revenue using an input method to measure progress, utilizing costs incurred to-date relative to the total expected costs as a measure of progress. The Company assesses the changes to the total expected cost estimates in determining the revenue recognition for each reporting period.
The Company applies the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of December 31, 2025, the Company’s remaining performance obligations beyond one year were approximately $3.3 million.
Disaggregation of revenue
The following table presents disaggregation of revenue by Prenatal, Oncology and Clinical trial support and other services for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Prenatal	$277,105	$145,901	$68,803
Oncology	24,953	2,944	-
Clinical trial support and other services	3,054	3,737	2,926
Total revenue	$305,112	$152,582	$71,729

Substantially all revenue recognized for the years ended December 31, 2025, 2024 and 2023 was generated in the United States.
Revenue related to performance obligations satisfied in prior periods
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $8.7 million, $11.0 million and $2.7 million, respectively, as revenue related to performance obligations satisfied in prior periods.
Deferred revenue
Deferred revenue, which is a contract liability, consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. As of December 31, 2025, 2024 and 2023, the deferred revenue balance was $3.5 million, $2.8 million and $3.0 million, respectively. As of December 31, 2025, $1.3 million of the deferred revenue balance was classified as non-current and $2.2 million was classified as current. All deferred revenue as of December 31, 2024 and 2023 was classified as current. For the years ended December 31, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the period was $2.1 million and $3.0 million, respectively. No revenue was recognized from deferred revenue at the beginning of the period during the year December 31, 2023.
Cost of Revenue
The Company’s cost of revenue consists primarily of expenses related to reagents and consumables, test kits, personnel-related expenses such as salaries, stock-based compensation expense and related benefits for its operations and support personnel, shipping costs, overhead allocations, depreciation expense, facilities-related expenses and other services used in connection with delivering the Company’s services.
Advertising Costs
Advertising costs are expensed as incurred. These amounts are included in selling, general and administrative expense in the statements of operations and comprehensive income (loss) and amounted to approximately $1.2 million, $1.3 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Research and Development
Research and development expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation expense and related benefits for the Company’s product development employees. Research and development expenses also include non-personnel costs such as materials and consumables used for research, clinical third-party services and consulting expenses, and an allocation of the Company’s general overhead expenses. These costs are expensed in the period as incurred.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation expense and related benefits for the Company’s sales, marketing, and general and administrative employees. Selling, general and administrative expenses also include the Company’s commission payments, marketing related expenses in promoting the Company’s brand and tests, and training costs for the sales employees. All selling, general and administrative costs are expensed in the period as incurred.
Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets when it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. The Company evaluates uncertain tax positions taken or expected to be taken in the course of preparing its tax return to determine whether the tax positions are more-likely-than-not of being sustained upon challenge by the applicable tax authority based on the technical merits of the position. The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and penalties related to income tax matters in provision for income taxes.
Comprehensive Income (Loss)
The components of comprehensive loss consist of net income (loss) and changes in fair value due to instrument-specific credit risk on the term loan. During the years ended December 31, 2024 and 2023, the Company did not have any other comprehensive income (loss) and, therefore, the net income (loss) and comprehensive (income) loss was the same.
Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, redemption is contingent upon the occurrence of certain events considered not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur. In connection with the IPO, the redeemable convertible preferred stock was automatically converted into shares of Class A common stock. See Note 11 for further information.
Redeemable Convertible Preferred Stock Warrants
Freestanding warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities on the balance sheets at their estimated fair value because the underlying shares of redeemable convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. Warrants to purchase shares of redeemable convertible preferred stock are recorded at fair value upon issuance and remeasured to fair value. Redeemable convertible preferred stock warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as other expense, net in the statements of operations and comprehensive income (loss). See Note 3 for further information. In connection with the IPO, the redeemable convertible preferred stock warrants were automatically converted to common stock warrants and subsequently exercised into Class A common stock. See Note 11 for further information.
Common Stock Warrants
Certain freestanding warrants to purchase shares of common stock are classified as liabilities on the balance sheets at their estimated fair value as the warrants allow the holders to put the warrants to the Company, in certain circumstances, in exchange for a cash payment. Those puttable warrants to purchase shares of common stock are recorded at fair value upon issuance and remeasured to fair value. Common stock warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as other expense, net in the statements of operations and comprehensive income (loss) (See Note 3).
Stock-Based Compensation
The Company measures stock-based compensation expense for all stock-based payment awards based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes-Merton option valuation model (the “Black-Scholes Model”). The model requires the Company to make assumptions and judgments about the variable inputs used in the Black-Scholes Model, including expected term, the volatility of the Company’s common stock, and assumed risk-free interest rate. Stock-based compensation is recognized net of actual forfeitures on a straight-line basis over the requisite service period of the awards. The Company accounts for forfeitures as they occur.
The Company has granted awards to employees that vest based on continued service (service conditions). Stock-based compensation expense is recognized on a straight-line basis over the service period.

The Company grants restricted stock units (“RSUs”) to employees and directors as part of its equity incentive plans. RSUs represent the right to receive shares of the Company’s Class A common stock upon vesting. The grant-date fair value of RSUs is measured based on the closing price of the Company’s Class A common stock on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the Company’s IPO are capitalized within other non-current assets on the balance sheets. The deferred offering costs were offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, $5.1 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ deficit and $0.5 million of IPO costs are accrued for and remain unpaid as of December 31, 2025.
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
Segment revenues are derived from prenatal and oncology testing services delivered to patients, the Company's primary customers; both the prenatal and oncology testing products utilize the Company's proprietary molecular diagnostic technology platform. The Company’s customers are predominantly located in the United States. Substantially all of the Company’s long-lived assets are located in the United States. The Company’s technology platform is applied similarly in both the prenatal and oncology settings.
The financial statements provide the CODM with a view of the Company’s financial condition as it pertains to the Company’s assets, liabilities and expenses. Significant expense categories align with the expense categories and amounts presented on the statements of operations and comprehensive income (loss).
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. This ASU also removed disclosure related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU for its year ended December 31, 2025 and included the expanded income-tax related disclosures. See Note 12 for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies guidance on the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment. This guidance is effective for the Company beginning on January 1, 2026, and early adoption is permitted, although the Company does not plan to early adopt. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statement and related disclosures.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which amends the guidance under ASC Topic 815 (Derivatives and Hedging) and ASC Topic 606 (Revenue from Contracts with Customers). The ASU (i) refines the scope for derivative accounting to exclude certain non-exchange-traded contracts whose underlying are based on the operations or activities specific to one of the parties to the contract, and (ii) provides clarification on how to account for share-based noncash consideration from customers (such as equity instruments, warrants, or shares) received in exchange for the transfer of goods or services under a revenue contract. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact it may have on its financial statements and related disclosures.
(3) Fair Value Measurements
The fair value measurements of assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$359,813	$-	$-	$359,813
Total assets	$359,813	$-	$-	$359,813
Liabilities:
Common stock warrants	$-	$9,282	$-	$9,282
Term loan	-	-	57,226	57,226
Total liabilities	$-	$9,282	$57,226	$66,508

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
As of December 31, 2025, Level 3 instruments consist of the Company’s term loan due to the lack of relevant observable market data for the respective fair value inputs of the instrument.
As of December 31, 2024, Level 3 instruments consist of the Company’s common stock warrant liabilities, redeemable convertible preferred stock warrant liabilities and term loan due to the lack of relevant observable market data for the respective fair value inputs for each instrument.
In August 2024, the Company entered into a term loan agreement which the Company elected to account for using the fair value option. As such, the fair value of the debt is calculated by using the probability weighting of the present value of settlement scenarios (See Note 10).
The significant assumptions used in preparing the income approach model for valuing the term loan as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Discount rate	7.10%	9.37%
Annual interest rate	8.00%	8.00%
Expected term (years) – Scenario 1	4.25	5.32
Expected term (years) – Scenario 2	5.60	6.69
The fair values of the common stock warrant and redeemable convertible preferred stock warrant are measured using a probability weighted option pricing model.
The significant assumptions used in preparing the option pricing model for valuing the common stock warrant liability as of December 31, 2025, 2024 and 2023 is as follows:

		December 31,
	2025	2024	2023
Stock price	$81.84	$20.32	$13.41
Exercise price	$2.80 - $10.92	$2.80 – $10.92	$2.80 – $10.92
Volatility	53.5%	84.0%	60.0%
Expected term (years)	0.3	2.30	1.5
Risk-free rate	3.63%	4.14%	4.50%
Dividend yield	-%	-%	-%
The redeemable convertible preferred stock warrant liability was reclassified to equity upon the exercise of the underlying warrants; as such, the redeemable convertible preferred stock warrant liability fair value was determined as of the date of exercise, on November 14, 2025 (see Note 10). The fair value of the warrants on the date of exercise is equal to the intrinsic value, as the expected term is reduced to zero. The intrinsic value was determined based on the closing price of the Company’s Class A common stock on the date of exercise of $90.00, less the exercise price of $2.59.
The significant assumptions used in preparing the option pricing model for valuing the redeemable convertible preferred stock warrant liability as of December 31, 2024 and 2023, respectively, are as follows:

	December 31,
	2024	2023
Stock price	$25.83	$17.45
Exercise price	$2.59	$2.59
Volatility	84.0%	60.0%
Expected term (years)	2.3	1.5
Risk-free rate	4.14%	4.50%
Dividend yield	-%	-%
The fair value of the convertible notes is measured based on the present value of the notes based on the fair market yield to maturity and an estimate of the probability of the notes’ conversion features. The fair market yield was estimated based on publicly traded debt securities with similar maturities and risk. During the year ended December 31, 2024, the Company settled the convertible notes through the issuance of Series C-1 redeemable convertible preferred stock to the noteholders (See Note 9).
The significant assumptions used in preparing the discounted cash flow for valuing the convertible notes as of immediately prior to the conversion date of May 15, 2024, are as follows:

May 15, 2024
Principal outstanding (in $’000s)	30,000
Expected term (years)	-
Risk-free rate	5.46%
Interest rate	8.00%
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Common Stock Warrants	Redeemable Convertible Preferred Stock Warrants	Convertible Notes	Term Loan
Balance at January 1, 2024	$1,653	$146	$47,686	$-
Additions	-	-	-	50,000
Adjustment to fair value	880	84	835	1,481
Gain on extinguishment	-	-	(8,635)	-
Settlements	-	-	(39,886)	-
Balance at December 31, 2024	2,533	230	-	51,481
Adjustment to fair value	-	-	-	5,745
Transfers from Level 3 to Level 2	(2,533)	(230)	-	-
Balance at December 31, 2025	$-	$-	$-	$57,226
For the years ended December 31, 2025, 2024 and 2023, the Company recognized losses related to the change in the fair value of the common stock warrant liability and redeemable convertible preferred stock warrant liability in other expense, net in the statements of operations and comprehensive income (loss).
The common stock warrant liability is recorded within common stock warrant liability on the balance sheet as of December 31, 2025. The common stock warrant liability and redeemable convertible preferred stock warrant liability are recorded within other non-current liabilities on the balance sheets as of December 31, 2024. The term loan is recorded within long-term debt on the balance sheets as of December 31, 2025 and 2024.

For the years ended December 31, 2024 and 2023, the Company recognized losses related to the change in the fair value of convertible notes in change in fair value of convertible notes in the statements of operations and comprehensive income (loss). During the year ended December 31, 2024, the convertible notes were settled in Series C-1 Redeemable Convertible Preferred Stock, which was accounted for as a debt extinguishment as the settlement was not pursuant to the original conversion terms. The Company recorded a gain on extinguishment in net gain on extinguishment of debt in the statements of operations and comprehensive income (loss) upon the conversion date (See Note 9).
For the year ended December 31, 2025, the Company recognized losses related to the change in the fair value of the term loan as follows: (i) the portion attributable to instrument-specific credit risk was recognized in other comprehensive loss, and (ii) the remaining portion was recognized in earnings within change in fair value of term loan in the statements of operations and comprehensive income (loss). Amounts recognized in other comprehensive loss are accumulated in accumulated other comprehensive loss and are not reclassified to earnings in subsequent periods. For the year ended December 31, 2024, the Company recognized losses related to the change in fair value of the term loan in change in fair value of term loan in the statements of operations and comprehensive income (loss).
The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.
During the year ended December 31, 2025, the Company transferred its common stock warrant liability and redeemable convertible preferred stock warrant from Level 3 to Level 2 of the fair value hierarchy upon the completion of its IPO, as observable market data for the Company’s publicly traded Class A common stock became available for the valuation. As a result, unobservable inputs previously used in the valuation were observable.
During the year ended December 31, 2024, the Company had no transfers of financial assets or liabilities between different levels of the fair value hierarchy.
(4) Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$29,151	$14,585
Equipment under finance leases	4,966	11,210
Furniture and fixtures	3,742	3,391
Computer hardware	2,421	1,770
Construction in progress	2,224	2,747
Leasehold improvements	495	290
Computer software	587	227
Automobiles	40	40
Property and equipment, gross	43,626	34,260
Less: Accumulated depreciation and amortization	(23,265)	(17,149)
Property and equipment, net	$20,361	$17,111
Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $6.9 million, $7.0 million and $5.9 million, respectively. Amounts included in construction in progress consist of purchases of lab equipment that have not yet been placed into service.
Refer to Note 8 for additional details related to leased equipment.

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued professional services	$2,591	$898
Accrued inventory purchases	995	443
Accrued fixed asset purchases	1,006	798
Accrued property and other taxes	188	443
Accrued information technology purchases	462	250
Accrued legal expenses	968	191
Accrued phlebotomy expenses	200	171
Accrued insurance expenses	-	159
Accrued rent	174	160
Accrued clinical expenses	35	98
Other	628	271
Accrued expenses and other current liabilities	$7,247	$3,882
(6) Redeemable Convertible Preferred Stock
Immediately prior to the closing of the Company's IPO, all of the 29,084,235 shares of the Company’s outstanding redeemable convertible preferred stock were automatically converted into 29,084,235 shares of common stock; in connection with the IPO, all shares of common stock underlying the redeemable convertible preferred stock were reclassified into an equivalent number of shares of the Company’s Class A common stock. Upon conversion, the redeemable convertible preferred stock was cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Accordingly, following the IPO and as of December 31, 2025, no shares of redeemable convertible preferred stock were outstanding.
As of December 31, 2024, and immediately prior to the conversion into common stock upon completion of the IPO, redeemable convertible preferred stock consisted of the following (in thousands, except for share data):

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
The rights, preferences and privileges of the Company’s redeemable convertible preferred stock were as follows:
(i)Dividends

The holders of shares of redeemable convertible preferred stock shall be entitled to receive dividends prior and in preference to any declaration of dividends on common stock. Dividends are payable only when and if declared by the Company’s Board of Directors and are not cumulative. After dividends paid on redeemable convertible preferred stock, any dividends or distribution should be distributed to the holders of common and redeemable convertible preferred stock on an as-converted basis. No dividends have been declared or paid through December 31, 2025.
(ii)Liquidation Preference
In the event of liquidation as approved by the Board of Directors, dissolution, or winding up of the Company, the holders of Series D shall be entitled to receive out of the proceeds or assets of this corporation available for distribution to its stockholders, prior and in preference to any distribution of proceeds to the holders of common stock, an amount per share equal the sum of 1.2 times the original issue price of $28.0204, plus declared but unpaid dividends on such shares and (ii) the holders of each other series of redeemable convertible preferred stock shall be entitled to receive the assets of the Company available for distribution, prior and in preference to any distribution of proceeds to the holders of common stock, an amount per share equal to the sum of the applicable original issue price for such series of redeemable convertible preferred stock, plus declared but unpaid dividends on such share. If, upon occurrence of such event, the proceeds distributed among the holders of redeemable convertible preferred stock shall be insufficient to permit the payment to such holders of the full preferential amounts, then the entire proceeds available for distribution shall be distributed ratably among the holders of the redeemable convertible preferred stock in proportion to the full preferential amount.
(iii)Conversion
Each share of redeemable convertible preferred stock is convertible into common stock at any time after the issuance of the shares at the option of the holder (each share of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5, Series A-6, Series B-1, Series B-2, Series C, Series C-1 and Series D is convertible to Common Stock). The conversion rate is determined by dividing the original issue price (as adjusted for any recapitalization) by the conversion price. The original issue prices of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5, Series A-6, Series B-1, Series B-2, Series C, Series C-1 and Series D are $0.4001, $0.8002, $1.0003, $1.9409, $0.8725, $2.5879, $10.6130, $6.2429, $25.4937, $19.6143, and $28.0204, respectively. The initial conversion price per share for each series of redeemable convertible preferred stock shall be the original issue price applicable to such series (1:1 conversion ratio), however that conversion price shall be subject to adjustment. There have been no adjustments to the conversion price since original issuance.
Each share of redeemable convertible preferred stock shall automatically be converted into such shares of common stock at the conversion rate at the time in effect for such series redeemable convertible preferred stock at the closing of this corporation’s sale of its common stock in public offering, that results in at least $100,000,000 of gross proceeds; at this corporation’s initial listing of common stock on national securities exchange; in a Special Purpose Acquisition Company transaction, or the date or occurrence of an event specified by vote of redeemable convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis).
(iv)Voting Rights
The holder of each share of redeemable convertible preferred stock shall have the right to one vote for each share of common stock into which such redeemable convertible preferred stock could then be converted.
Thus, the holders of redeemable convertible preferred stock shall have the same voting rights as the holders of common stock.
As long as at least 1,449,050 shares of Series A redeemable convertible preferred stock remain outstanding, the holders of such shares of Series A redeemable convertible preferred stock shall be entitled to elect two directors of the Company at any election of directors. As long as at least 1,225,790 shares of Series C redeemable convertible preferred stock remain outstanding, the holders of such shares of Series C redeemable convertible preferred stock shall be entitled to elect one director of the Company at any election of directors. As long as at least 1,164,058 shares of Series D redeemable convertible preferred stock remain outstanding, the holders of such shares of Series D redeemable convertible preferred stock shall be entitled to elect one director of the Company at any election of directors. The holders of outstanding common stock shall be entitled to elect four directors of this Corporation at any election of directors.
(v)Redemption
The holders of redeemable convertible preferred stock have no voluntary rights to redeem shares. A liquidation, dissolution or winding up of the Company, a greater than 50% change in control, or a sale of substantially all of its assets would constitute a redemption event. Although the redeemable convertible preferred stock is not mandatorily or currently redeemable, given the shares are redeemable upon an event outside the Company’s control, all shares of redeemable convertible preferred stock have been presented outside of permanent equity on the balance sheets. The carrying values of redeemable convertible preferred stock have not been accreted to their redemption values as redemption events are not probable to occur.
(7) Commitments and Contingencies
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
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As of December 31, 2025 and 2024, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025 and 2024.
(8) Leases
Operating Leases
In February 2021, the Company entered into a lease agreement for office and laboratory space in Menlo Park, CA which will expire in February 2031. In December 2023, the Company entered into a lease agreement for office and laboratory space in Union City, CA, which will expire in June 2033. The Union City, CA lease contains a one-time tenant option to extend the lease term by a period of five years which the Company is not reasonably certain to exercise and which has been excluded from recognition in the Company’s right-of-use assets and lease liabilities. The Company records rent expense associated with operating lease liabilities in operating expenses in the statements of operations and comprehensive income (loss).
In April 2024, the Company entered into a lease agreement for premises to be constructed in Austin, TX. The lease is expected to commence prior to September 30, 2027 at an initial rental rate of $12.3 million per year. The lease agreement includes annual rent increases of 3% and is for a term of fifteen years and nine months. The agreement also includes a seven-year extension option that can be exercised by the Company. As part of the lease agreement, the Company remitted to the landlord $2.0 million in respect of a security deposit and $1.0 million in respect of the first month’s rent payment, which were recorded in other non-current assets on the balance sheets for the years ended December 31, 2025 and 2024.

The Company’s operating lease costs were $9.4 million, $9.4 million and $5.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s variable lease expense totaled $4.4 million, $4.4 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company's short-term lease costs totaled $0.2 million during the year ended December 31, 2025 and were not material during the years ended December 31, 2024 and 2023.
Other information related to the Company’s operating leases was as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities within operating cash flows	$8,810	$8,516	$4,872
As of December 31, 2025 and 2024, the weighted average remaining operating lease term was 6.8 years and 7.8 years, respectively.
As of December 31, 2025 and 2024, the weighted average discount rate used to estimate operating lease liabilities was 8.4% and 8.4%, respectively.
As of December 31, 2025, future lease payments under operating leases were as follows (in thousands):

Year ending December 31:
2026	$9,115
2027	9,430
2028	9,757
2029	10,094
2030	10,444
Thereafter	18,938
Total lease payments	$67,778
Less: imputed interest	(16,976)
Present value of operating lease liabilities	$50,802
Financing Leases
As of December 31, 2025 and 2024, the weighted average remaining financing lease term was 1.7 years and 1.8 years, respectively.
As of December 31, 2025 and 2024, the weighted average interest rate for the Company’s financing leases was 5.4% and 6.5%, respectively.
As of December 31, 2025, future lease payments under financing leases were as follows (in thousands):

Year ending December 31:
2026	$543
2027	362
Total lease payments	$905
Less: interest expense	(38)
Present value of financing lease liabilities	$867

Other information related to the Company’s financing leases were as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Amortization of right-of-use assets:	$1,855	$3,436	$3,085
Operating cash flows from financing leases (interest paid):	104	243	361
Total finance lease cost	$1,959	$3,679	$3,446
(9) Convertible Notes
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
Due to the presence of certain embedded derivatives within the Notes, the Company elected to account for the Notes using the fair value option and changes in fair value related to the Notes are recorded in other expense, net in the Company’s statements of operations and comprehensive income (loss). Changes in fair value attributable to credit risk were immaterial to the financial statements through their conversion date. Inputs for fair value were determined by evaluating the probability of various conversion scenarios and applicable market interest rates.
During May 2024, concurrent with the issuance of Series D redeemable convertible preferred stock, and pursuant to negotiation with the Note Holders, the Company and Note Holders agreed to settle the Notes through the issuance of Series C-1 redeemable convertible preferred stock to the Note Holders instead of Series D redeemable convertible preferred stock. The Notes converted into an aggregate of 1,726,823 shares of Series C-1 redeemable convertible preferred stock at a conversion price of approximately $19.6143 per share. The change in terms of the Notes was accounted for as a debt extinguishment as the settlement was not pursuant to the original conversion terms. Immediately prior to the extinguishment, the Company recorded a mark-to-market adjustment for the Notes resulting in a loss of $0.8 million which was recorded to change in fair value of convertible notes in the Company’s statements of operations and comprehensive income (loss). Upon extinguishment, the Company derecognized the Notes on the balance sheets at their fair value immediately prior to the extinguishment of $48.5 million. The difference of $8.6 million between the fair market value of the Series C-1 redeemable convertible preferred shares received by the Note Holders of $39.9 million and the fair value of the Notes immediately prior to the extinguishment was recorded as a gain on debt extinguishment in the Company’s statements of operations and comprehensive income (loss).
The Notes were subordinated in right of payment to all indebtedness between the Company and Western Alliance Bank (“WAB”). The Note Holders agreed, that as long as any debt remains outstanding with WAB or WAB has obligations to make additional credit extensions to the Company, the Note Holders would not have received any payment other than a conversion of the Notes into equity securities, unless otherwise agreed by WAB in writing. The priority to WAB excluded payments in cash, including interest, but did not preclude conversion of the Notes and related interest in shares. As the Note was extinguished during 2024, no payments of cash were made to the Note Holders in principal or interest for the Notes.
(10) Long-term Debt
Oberland Note Purchase Agreement
In August 2024, the Company entered into a note purchase agreement (as amended from time to time, the “2024 Notes”) with BWCB SA LLC, an entity affiliated with Oberland Capital Management, LLC (“Oberland Capital”), which provided the Company with up to four tranches of capital advances totaling up to $140.0 million. The advanced principal accrues interest at a rate of 8.0% per annum. The first tranche of $50.0 million was advanced on August 5, 2024, with a Maturity Date on the seventh anniversary of the first purchase date (August 5, 2031). The first tranche requires interest-only payments through August 5, 2031, revenue participation payments, and a lump sum payment due on August 5, 2031 consisting of outstanding principal plus an amount that results in a 10% internal rate of return over the seven year term of the loan.

The second tranche of up to $35.0 million in principal was available at the Company’s option at any time prior to September 30, 2025 provided that the trailing six-month worldwide net revenue of the Company was at least $80.0 million. The Company did not elect the option to draw on the second tranche.
The Company is required to sell the third tranche of notes in the principal amount of $30.0 million prior to March 31, 2026 as the Company has achieved the thresholds triggering this tranche during the year ended December 31, 2025. The thresholds triggering this tranche are trailing six-month revenue of at least $112.5 million and a trailing six-month Gross Margin of at least 45%. Gross Margin is defined as (i) net revenue minus cost of goods sold divided by (ii) net revenue, expressed as a percentage. The terms of the third tranche are identical to those of the first $50.0 million tranche.
The fourth tranche of up to $25.0 million in principal is available at the mutual agreement of the Company and Oberland Capital at any time prior to March 31, 2026.
The Company has the option at any time to prepay all of the then-outstanding notes, and Oberland Capital has the option to redeem the notes upon (i) a change in control of the Company, (ii) an event of default, or (iii) the maturity date. The redemption price of the note shall equal to the following: (1) 130% of principal amounts of notes if the payment is made within 24 months of issuance; (2) 145% of principal amounts of notes if the payment is made within 36 months of issuance; (3) if the payment is made within 48 months, an amount that would generate an internal rate of return (“IRR”) for the purchasers of 12.25%; (4) if the payment is made within 60 months of issuance, an amount that would generate an IRR for the purchasers of 11.75%; (5) if the payment is made thereafter but before maturity, an amount that would generate an IRR for the purchasers of 11.25%; and (6) if the payment is made at maturity, an amount that would generate an IRR for the purchasers of 10.0%.
Under the terms of the 2024 Notes, on the last day of each fiscal quarter commencing with the fiscal quarter ended March 31, 2025, excluding any fiscal quarter with respect to which the Company’s aggregate cash and cash equivalents is greater than 1.1 times the aggregate principal amount of the 2024 Notes issued (the “Liquidity Condition”) at all times during such fiscal quarter, the Company is required to achieve minimum thresholds for both trailing six month revenues and trailing six month gross margin. If the Liquidity Condition is not satisfied, the Company is required to have trailing six-month Net Revenue of not less than the amount shown for each applicable period in the table below, as well as a trailing six-month Gross Margin of not less than 30%, each as defined in the 2024 Notes. The Company was in compliance with all material financial covenants as of December 31, 2025.

Period	Minimum Trailing Six-Month Net Revenue Threshold (in millions)
Q1 2025	$56.1
Q2 2025	$65.6
Q3 2025	$74.8
Q4 2025	$82.8
Q1 2026	$87.2
Q2 2026	$101.8
Q3 2026	$117.2
Q4 2026	$120.0
Thereafter	$120.0
The agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes outstanding will be payable to Oberland Capital. Amounts paid under the revenue participation agreement during the years ended December 31, 2025 and 2024 were interest payments on the debt. The revenue participation payments are additional financing costs of the loan and are included in the computation of the IRR measurements described above. Beginning with the fiscal year beginning January 1, 2025, the Company was required to make revenue participation payments under the agreement. As of December 31, 2025, the Company has made revenue participation payments of $0.5 million.
The Company elected to account for the 2024 Notes using the fair value option and changes in fair value related to the 2024 Notes are recorded in change in fair value of term loan on the Company’s statements of operations and comprehensive income (loss). Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income (loss). The Company also elected to present interest incurred on the 2024 Notes in the change in fair value of term loan; interest expense under the Oberland Capital arrangement was $4.1 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.
The Company’s total indebtedness as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Long-term debt	$57,226	$51,481
Long-term debt, net	57,226	51,481
Less: current portion	-	-
Long-term debt, noncurrent portion	$57,226	$51,481
Future principal payments of the Company’s long-term debt as of December 31, 2025 and 2024 are $50.0 million and are due during the year ending December 31, 2031. The term loan advances are secured by a lien on the Company’s assets.
Redeemable Convertible Preferred Stock Warrants
The Company has issued Comerica Bank a warrant to purchase 9,660 Series A-6 redeemable convertible preferred shares at an exercise price of $2.59 per share in connection with a former loan and security agreement entered into in March 2020. The warrants are exercisable until March 15, 2030. The warrants are classified as other non-current liabilities on the Company’s balance sheet as of December 31, 2024. In connection with the IPO, the redeemable convertible preferred stock warrants became warrants to purchase common stock based on the terms of the loan and security agreement. In November 2025, the warrants were exercised, resulting in the issuance of 9,660 shares of Class A common stock.
Western Alliance Bank Debt
In October 2021, the Company entered into a loan and security agreement (the “2021 LSA”) with WAB, which provided the Company with three tranches of capital advances totaling $15.0 million. The loan was collateralized by all property of the Company other than its Intellectual Property (“IP”). The advanced principal accrued interest based on the floating prime rate per annum. The first tranche of $5.0 million was advanced on October 12, 2021 and the second tranche was advanced on December 17, 2021, both with a maturity date of October 12, 2025 and interest-only payments, at the floating rate, through May 1, 2023 and 30 equal monthly payments thereafter, of principal and interest. The Company drew down the third tranche on January 3, 2022 and elected to extend the interest only period by an additional 6 months followed by 24 months of amortization. The loans include a final payment of 3.75% of the advanced amount, or $562,500, due upon the earlier of maturity or termination of the loan. The final payment was accreted to interest expense over the term of the loan. The term loan advances are secured by a lien on the Company’s assets.
In July 2022, the Company amended the 2021 LSA with WAB, such that WAB made four tranches of capital advances available to the Company for an aggregate amount up to $35.0 million (“2022 LSA Amendment”).
Under the 2022 LSA Amendment, the first tranche of $20.0 million in principal was advanced on July 22, 2022 and was used to pay off the existing $15.0 million in principal outstanding to WAB under the 2021 LSA, resulting in net proceeds to the Company of $5.0 million. The second tranche of $5.0 million in principal was advanced on January 25, 2023 and the third tranche of $5.0 million in principal was advanced on July 7, 2023. The fourth tranche of $5.0 million was advanced on October 11, 2023. The term loans had a maturity date of July 1, 2027. The term loans were interest-only through July 31, 2025, followed by 24 equal payments of principal plus interest. The loans required a final payment of 4.25% of the total advanced amount, which resulted in an exit fee liability of $1.5 million payable at the maturity of the debt. The final payment was accreted to the debt balance and recognized as interest expense over the term of the loan.
The term loan advances were secured by a lien on the Company’s assets. The Company was subject to certain financial and reporting covenants, including a requirement for the Company to meet certain test volumes, measured quarterly on a trailing two quarter basis.

During August 2024, the Company elected to prepay the outstanding amount of the term loans of $35.0 million in principal and the $1.5 million exit fee that was due upon early loan payoff. The Company recognized a loss on the extinguishment of debt of $1.3 million in the statements of operations and comprehensive income (loss). The loss on extinguishment consisted of incremental expense of $0.8 million unaccreted exit fee liability, $0.3 million unamortized debt issuance costs and a $0.2 million prepayment fee assessed by the bank.
Common Stock Warrants
In connection with the 2021 LSA, the Company issued to WAB warrants to purchase shares of the Company’s common stock at an exercise price of $2.80 per share. The number of underlying shares of the warrants was initially 53,571 and was increased to 80,357 upon the funding of the loans in January 2022. The warrants will expire if unexercised on October 12, 2031. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercise such put right.
In connection with the 2022 LSA Amendment, the Company issued up to 41,209 warrants for common stock at an exercise price of $10.92 per share to WAB. 30,907 warrants were exercisable upon execution of the agreement; the remaining warrants became exercisable as the Company made additional draws on the 2022 LSA Amendment. As of December 31, 2023, all of the warrants were exercisable. The warrants will expire if unexercised on July 22, 2032. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercise such put right.
All the warrants issued to WAB are puttable warrants and thus are liability classified. The warrants were initially recognized at fair value, with any subsequent changes in fair value to be recorded in other expense, net in the statements of operations and comprehensive income (loss) (See Note 3).
The issuance date fair value of the warrants was determined using the option pricing model, with the following assumptions (in thousands, except percentages):

	2021 LSA	2022 LSA Amendment
Grant date	October 12, 2021	July 22, 2022
Dividend yield	0%	0%
Risk-free interest rate	1.59%	2.77%
Expected volatility	70%	78%
Expected term (in years)	10.00	10.00
Total grant date fair value	$170	$312
The fair value of the warrants as of their respective issuance dates were recorded as a debt discount that is being amortized to interest expense over the term of the loan.
In connection with the Company’s IPO, WAB entered into a lock-up agreement with the Company, pursuant to which WAB may not sell, transfer, or otherwise dispose of the underlying shares of Class A common stock for a period of 180 days following the date that the Company files its final prospectus.
(11) Common Stock
In connection with the closing of its IPO, on November 7, 2025, the Company’s amended and restated Certificate of Incorporation was amended and as of December 31, 2025 the Company was authorized to issue 800,000,000 shares of Class A common stock, par value $0.00001 per share, and 10,000,000 shares of Class B common stock, par value $0.00001 per share. Total common stock outstanding as of December 31, 2025 was 41,252,105 shares of Class A common stock and 4,552,650 shares of Class B common stock. There were no shares of Class A common stock and no shares of Class B common stock authorized or outstanding as of December 31, 2024.
The holders of Class A common stock are entitled to vote on all corporate matters at a ratio of one vote per share together with the holders of Class B common stock. The holders of Class B common stock are entitled to vote on all corporate matters at a ratio of 15 votes per share together with the holders of Class A common stock. The holders of Class A common stock and Class B common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all series of stock outstanding. As of December 31, 2025, no dividends had been declared or paid.
All of the outstanding shares of the Company’s Class B common stock will convert automatically on a one-to-one basis into shares of the Company’s Class A common stock upon the earliest of (i) 7 years from the date of filing the Post-IPO Certificate of Incorporation, and (ii) the date specified by a vote of the holders of Class B common stock representing a majority of the outstanding shares of Class B common stock. In addition, each share of Class B common stock held by a Co-Founder and such Co-Founder's permitted transferees will automatically convert into one share of Class A common stock upon the earlier of (i) the date that is between 90 days and 270 days, as determined by the Board of Directors, after the death or incapacitation of such Co-Founder or (ii) the date that is between 61 and 180 days, as determined by the Board of Directors, after the date on which such Co-Founder is no longer serving as an officer or director of the Company.
The Company is required to reserve and keep available out of its authorized but unissued shares of Class A common stock such a number of shares sufficient to affect the conversion of all outstanding shares of common stock warrants, all outstanding shares of Class B common stock, options granted under the Company’s 2018 Stock Plan and 2025 Equity Incentive Plan, shares available for grant under the Company’s 2025 Equity Incentive Plan, restricted stock units outstanding and shares available for issuance under the Employee Stock Purchase Plan.
The amount of such shares of the Company’s Class A common stock reserved for these purposes at December 31, 2025, is as follows:

Common stock warrants	121,566
Outstanding shares of Class B common stock	4,552,650
Options to purchase common stock	9,552,013
Restricted stock units outstanding	33,332
Shares available for future issuance under the Employee Stock Purchase Plan	548,880
Shares available for future grants	3,356,974
Total Class A common stock reserved	18,165,415
Stock Plans
In December 2018, the Company adopted the 2018 Stock Plan (the “2018 Plan”). The 2018 Plan authorizes the granting of stock options upon the approval of the Company’s Board of Directors to employees and consultants providing services to the Company. Stock options granted under the 2018 Plan generally expire within 10 years from the date of grant and are generally issued at the fair value of the underlying shares of common stock on the date of grant as determined by the Company’s Board of Directors. The shares subject to each option typically allow for 25% of the shares to vest and become exercisable on the first anniversary of the vesting commencement date and thereafter, the remaining 75% will vest and become exercisable in 36 equal monthly installments. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the estimated fair value of the common stock on the date of grant.
In connection with the IPO, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in October 2025, although no awards could be granted under the 2025 Plan until the IPO date. The 2018 Plan was terminated upon the completion of the IPO, however awards outstanding under the 2018 Plan will remain outstanding and will continue to be governed by their existing terms. On the effective date of the 2025 Plan, the maximum number of shares of Class A common stock authorized for issuance was 3,297,972 shares of Class A common stock, plus up to 10,034,626 shares under the 2018 Plan that (i) remain available for issuance on the IPO date and (ii) that are outstanding on the IPO date and that are subsequently forfeited, expire, are reacquired by the Company or lapse unexercised, subject to annual adjustment on the first day of each fiscal year through January 1, 2035. The 2025 Plan authorizes the granting of stock options upon the approval of the Company’s Board of Directors to employees and consultants providing services to the Company. Stock options granted under the 2025 Plan generally expire within 10 years from the date of grant and are issued at the fair value of the underlying shares of common stock on the date of grant as determined by the Company’s Board of Directors. The shares subject to each option typically allow for 25% of the shares to vest and become exercisable on the first anniversary of the vesting commencement date and thereafter, the remaining 75% will vest and become exercisable in 36 equal monthly installments. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of the Class A common stock on the date of grant, as determined by the Board of Directors. As of December 31, 2025, the Company had authorized up to 3,390,306 shares of Class A common stock reserved for issuance under the 2025 Plan.
In further connection with the IPO, the Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in October 2025. As of December 31, 2025, the number of shares of Class A common stock available for issuance under the 2025 ESPP is 548,880 shares of Class A common stock, subject to annual adjustment on the first day of each fiscal year through January 1, 2035. No more than 8,400,000 shares of Class A common stock may be issued under the 2025 ESPP. Each participant may purchase up to the number of shares determined by the Board of Directors on any purchase date, not to exceed 7,500 shares. The price of each share of Class A common stock purchased under the 2025 ESPP will not be less than 85% of the lower of the fair market value per share of Class A common stock on the first day of the applicable offering period or the fair market value per share of Class A common stock on the purchase date.
Stock-based Compensation
The Company recognizes stock-based compensation expense for all stock-based payment awards based on the estimated fair value on the date of the grant. The Company recognizes the compensation cost on a straight-line basis over the requisite service period of the award. The fair value of stock options granted is estimated using the Black-Scholes Model utilizing the assumptions noted below:
•Fair value of common stock. Prior to the completion of the IPO, there was no public market for the Company's common stock. Accordingly, the fair value of the Company's common stock was determined by the Board of Directors. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third party valuations of the Company’s common stock; (ii) the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions. For awards granted subsequent to the IPO, fair value of the Company's common stock is based on the quoted market price on the grant date.
•Expected volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
•Expected term. Expected term represents the period over which the Company anticipates stock-based awards to be outstanding. The Company uses the simplified method to calculate the expected term estimate based on the options’ vesting term and contractual terms. Under the simplified method, the expected life is equal to the average of the stock-based award’s weighted average vesting period and its contractual term.
•Risk-free interest rate. The Company uses the average of the published interest rates of U.S. Treasury zero-coupon issues with terms consistent with the expected term of the awards for its risk-free interest rate.
•Expected dividends. The Company historically has not paid dividends on common stock and has no plans to issue dividends in the foreseeable future.

The weighted average assumptions used to calculate the fair value of option grants issued under the 2025 Plan and 2018 Plan during the years ended December 31, 2025, 2024 and 2023, respectively, were as follows:

	2025	2024	2023
Fair value of common stock	$29.54	$16.47	$11.07
Dividend yield	-%	-%	-%
Risk-free interest rate	4.1%	4.1%	4.0%
Expected volatility	73%	68%	74%
Expected term (in years)	6.21	6.01	5.99
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2025	6,849,412	$7.28	7.5	$73,992
Granted	3,640,368	22.85
Exercised	(551,145)	5.58
Forfeited or expired	(386,622)	15.84
Outstanding as of December 31, 2025	9,552,013	$12.96	7.6	$657,915
Vested and exercisable as of December 31, 2025	4,977,698	$6.43	6.2	$375,351
Vested and expected to vest as of December 31, 2025	9,552,013	$12.96	7.6	$657,915
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic values of options exercised during the years ended December 31, 2025, 2024 and 2023 were $20.0 million, $4.7 million and $1.2 million, respectively.
During the year ended December 31, 2025, the weighted average grant-date fair value of options granted was $21.37 per share, and the fair value of options vested during the period was $13.8 million. During the year ended December 31, 2024, the weighted average grant-date fair value of options granted was $10.89 per share, and the fair value of options vested during the period was $7.2 million. During the year ended December 31, 2023, the weighted average grant-date fair value of options granted was $7.75 per share, and the fair value of options vested during the period was $4.4 million. The grant-date fair value is being expensed over the vesting period of the options, on a straight-line basis, as the services are being provided.
As of December 31, 2025 there was approximately $79.9 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the weighted average period of 4.0 years. Also, in June 2025, the Board of Directors granted stock options of 1,003,102 shares to the Company’s CEO and Co-Founder and 501,551 shares to the Chief Technology Officer and Co-Founder at an exercise price of $20.04 per share. The vesting commencement date of the stock options is June 11, 2025 and the stock options vest monthly over six years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2025	-	$-
Issued	33,332	108.94
Vested	-	-
Forfeited	-	-
Nonvested as of December 31, 2025	33,332	$108.94
As of December 31, 2025, there was approximately $3.4 million of total unrecognized compensation cost related to outstanding restricted stock units, which is expected to be recognized over the weighted average period of 2.8 years.
There was no restricted stock award activity during the year ended December 31, 2024.

Stock-Based Compensation Expense
The table below shows stock-based compensation expense included in the statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Cost of revenue	$1,789	$1,183	$683
Research and development	3,951	2,341	1,450
Selling, general and administrative	10,175	4,838	2,721
Total stock-based compensation	$15,915	$8,362	$4,854
Options Subject to Early Exercise
Subject to Board of Directors approval at the grant date per the 2018 Plan and the 2025 Plan, if an option includes an “early exercise” feature, then such option shall be exercisable at any time but any unvested option shares shall be subject to the Company’s repurchase right. Under the repurchase right, the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. If an option does not permit early exercise, then such option shall not be exercisable with respect to unvested shares. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of December 31, 2025 and 2024, the liability was $0.2 million and not material, respectively, and included in accrued expenses and other current liabilities on the accompanying balance sheets related to 4,950 and 521 shares of early-exercised common stock options, respectively. Early exercised stock options are legally issued and outstanding and are included in issued and outstanding common shares.
Secondary Sales of Common Stock
During June 2024, investors of the Company acquired 52,750 shares of common stock at a price per share equal to $22.42 per share from employee stockholders. During July 2024, investors of the Company acquired an additional 22,302 shares of common stock at a price per share equal to $22.42 per share from a stockholder who was a former employee of the Company. As a result, the Company recorded a total of $0.4 million for the year ended December 31, 2024 in stock-based compensation expense for the difference between the price paid by these investors and the estimated fair value of the acquired common stock from stockholders on the date of the transactions. For the year ended December 31, 2025, the Company did not acquire any shares of common stock, as such no additional stock-based compensation expense was recorded in the period.
Repurchase of Common Stock
In February 2024, the Company’s Board of Directors agreed to repurchase a total of 26,750 shares of common stock that were held by the Company's former CFO. The repurchase price paid by the Company was $20.3950 per share, resulting in a total repurchase cost of $0.5 million. As the repurchase price paid by the Company to the former employee represented an excess over the common stock’s estimated fair market value at the time, the Company accounted for this premium as stock-based compensation expense of $0.2 million. For the year ended December 31, 2025, the Company did not repurchase any shares of common stock in a similar transaction, as such no additional stock-based compensation expense was recorded in the period.
Option Exercises Under Promissory Notes
In January 2019, the Company granted and approved the purchase of 700,000 restricted stock awards in aggregate at a price of $0.06 per share to two executives, and in exchange, the executives entered into full recourse promissory notes (the “Recourse Notes”) for the amount of the exercise price of the restricted shares. The loans are due seven years from the loan date, except in the case of termination, public filing event, or disposition of common stock acquired via these notes in which case the loan becomes due sooner. The Notes carry interest rates of 2.89%, compounded annually. The balance of the Recourse Notes may be prepaid in whole or in part, at any time without penalty. Each loan is secured by the shares exercised by the loans, in addition to any and all other assets of the borrower. The terms of the loan require the loans to be repaid prior to termination or public offering. In October 2025, the executives fully repaid the promissory notes, resulting in net proceeds to the Company of $51,000.
In June 2021, the Company granted and approved the purchase of option awards at a price of $2.80 per share to an executive, and in exchange, the executive entered into a full recourse promissory note for the amount of the exercise price of the restricted shares. The loan is due five years from the loan date, except in the case of termination, public filing event, or disposition of common stock acquired via these notes in which case the loan becomes due sooner. The Recourse Note bears interest of 1.00% per annum, compounded annually. The balance of the Note may be prepaid in whole or in part, at any time without penalty. Each loan is secured by the shares exercised by the loans, in addition to any and all other assets of the borrower. In November 2022, the executive partially repaid the promissory note, resulting in net proceeds to the Company of $62,000. In June 2023, the executive fully repaid the promissory note, resulting in net proceeds to the Company of $51,000.
The Recourse Notes issued were collateralized by the shares issued in exchange for the notes and were nonrecourse for accounting purposes, as the Company did not intend nor has a history of demanding repayment of loan amounts in excess of the fair value of the shares. As such, for accounting purposes the exercised awards continue to be treated as unexercised awards and are not reflected as outstanding in the financial statements until the notes are repaid and the underlying awards have vested.
Incremental stock-based compensation expense was not material.
(12)    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Current:
Federal	$92	$-	$-
State	213	29	9
	305	29	9
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total provision for income taxes	$305	$29	$9
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$34,636	$36,725
Capitalized R&D expenditure	6,059	11,477
Accruals and reserves	3,061	2,322
R&D credits	4,817	3,768
Lease liability	12,108	13,126
Stock-based compensation	1,397	859
Other	-	21
Total deferred tax asset	62,078	68,298
Deferred tax liabilities:
Depreciation and amortization	(2,207)	(320)
Right of use asset	(11,140)	(12,304)
Total deferred tax liabilities	(13,347)	(12,624)
Less: valuation allowance	(48,731)	(55,674)
Net deferred tax assets	$-	$-
The changes in the valuation allowance for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Valuation allowance - beginning of period	$55,674	$45,555	$29,436
Additions/(reductions) recognized in income tax provision	(6,943)	10,119	16,119
Valuation allowance - end of period	$48,731	$55,674	$45,555
The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the year ended December 31, 2025 (in thousands, except percentages):

	2025
Tax at the federal statutory rate	$1,630	21%
Domestic federal
Nontaxable or nondeductible items
Meals	963	12%
Stock-based compensation	2,582	33%
Change in fair value of term loan	2,376	31%
Other	147	2%
Research and development credits	(1,689)	(22)%
Changes in tax laws or rates enacted in the current period	-	-%
Change in valuation allowance	(6,464)	(83)%
Foreign tax effects	-	-%
State and local income taxes, net of federal benefits	169	2%
Change in unrecognized tax benefit	591	8%
Total provision for income taxes	$305	4%

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Tax at the federal statutory rate	$(8,725)	$(17,250)
Other nondeductible items	792	550
Stock-based compensation	1,359	832
Research and development credits	(994)	(796)
Change in valuation allowance	10,119	16,058
State taxes, net of federal benefits	(1,443)	(2,113)
Debt extinguishment gain or loss	(1,814)	-
Change in fair value of term loan	689	2,749
Other	46	(21)
Total provision for income taxes	$29	$9
The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2025 and 2024, primarily due to nondeductible expenses, research and development tax credits, change in fair value of term loan, the change in valuation allowance, and state income taxes. For the tax year ended December 31, 2025, the States of Minnesota, Idaho and Georgia made up the majority of the domestic state income taxes, net of federal tax effect.
As of December 31, 2025 and 2024, the Company had a net operating loss carryforwards of $147.0 million and $154.9 million for federal purposes, and $67.9 million and $78.6 million for state and city purposes, respectively. If not utilized, these carryforwards will begin to expire in 2026 for state and city purposes. The federal carryforwards do not expire.
Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Some but not all states conform to the federal treatment of net operating losses.
As of December 31, 2025 and 2024, the Company had research and development tax credit carryforwards for federal tax purposes of $5.5 million and state research and development tax credit carryforwards of $2.8 million. As of December 31, 2024, the Company had research and development tax credit carryforwards for federal tax purposes of $4.1 million and state research and development tax credit carryforwards of $2.1 million. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2041. The Company’s state research and development tax credit carryforwards do not expire.
Utilization of the net operating loss (“NOL”) carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. Current laws impose substantial restrictions on the utilization of NOL carryforwards and credits in the event of an “ownership change” within a three-year period as defined by the Internal Revenue Code Section 382 (“Section 382”). If there should be an ownership change, the Company’s ability to utilize its NOL carryforwards and credits could be limited. The Company experienced an ownership change on March 31, 2019, which limited its ability to utilize its NOL carryforwards generated prior to that date. The Company experienced another ownership change on November 5, 2025, which did not limit its ability to utilize its NOL carryforwards in the current year.
Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the years ended December 31, 2025 and 2024. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance decreased by approximately $6.9 million and increased by approximately $10.1 million during the years ended December 31, 2025 and 2024, respectively.
Below are the Company's income taxes paid (net of tax refund) during the year ended December 31, 2025 (in thousands):

2025
US Federal	$240
US State and Local
Illinois	80
Minnesota	34
Other	133
Total US State and Local	247
Total taxes paid	$487
The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of $3.2 million and $2.2 million as of December 31, 2025 and 2024, respectively, none of which would impact the effective tax rate if recognized, because the benefit would be offset by an increase in the valuation allowance.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	2025	2024
Unrecognized tax benefits - beginning of period	$2,184	$1,410
Increases related to current year’s tax positions	984	774
Unrecognized tax benefits - end of period	$3,168	$2,184
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2025 and 2024, the Company recognized no interest and penalties associated with unrecognized tax benefits.
Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.
On July 4, 2025, the One Big Beautiful Bill Act (“2025 Tax Act”) was enacted in the United States. This legislation includes multiple changes, such as restoration of immediate expensing of domestic research and development expenditures under Section 174, reduction of GILTI and FDII deductions under Section 250, and reinstatement of 100% bonus depreciation for qualified property acquired after January 19, 2025, to name a few. The Company elected to immediately expense current year domestic research and development expenditures and to expense prior year’s capitalized domestic research and development expenditures ratably over two years. Additionally, the Company claimed 100% bonus depreciation for qualified property acquired after January 19, 2025.
(13)    Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. Employer contributions to the plan are discretionary. During the year ended December 31, 2025, 2024 and 2023, the Company contributed $3.5 million, $2.4 million, and $1.7 million to this plan, respectively.
(14)    Related Party Transactions
In February 2024, the Company repurchased 26,750 shares of common stock that were held by the former CFO. See Note 11 for additional information on this transaction.
In June 2025, the Company granted stock options to certain founders and executive officers under the Company’s 2018 Plan. These grants were approved by the Board of Directors. See Note 11 for additional information on this transaction.
There were no other material related party transactions during the years ended December 31, 2025 and 2024.

(15)    Net Income (Loss) Per Share Attributable to Shareholders
The Company applies the two-class method when computing net income (loss) per share attributable to common shareholders when shares meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock would be entitled to dividends in preference to common stockholders, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. The holders of the Company’s redeemable convertible preferred stock are not contractually obligated to participate in the Company’s losses.
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Company’s outstanding preferred stock, the treasury stock method for the Company’s other potentially dilutive securities, and is ultimately applied by sequencing instruments beginning with those that are more dilutive. For periods in which the Company reports net losses, diluted net income (loss) per common share is the same as basic net income (loss) per common share as all potentially dilutive securities are anti-dilutive.
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Basic net income (loss) per share:
Numerator:
Net income (loss)	$7,454	$(41,570)	$(82,683)
Less: Net income attributable to participating securities	(4,535)	—	—
Net income (loss) attributable to common stockholders	2,919	(41,570)	(82,683)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	15,875,091	10,079,925	9,782,770
Net income (loss) per share, basic	$0.18	$(4.12)	$(8.45)
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,919	$(41,570)	$(82,683)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	15,875,091	10,079,925	9,782,770
Effect of dilutive securities:
Outstanding stock options	4,701,545	—	—
Warrants to purchase redeemable convertible preferred stock	7,559	—	—
Warrants to purchase common stock	98,193	—	—
Restricted stock awards in exchange for non-recourse note	548,364	—	—
Weighted-average shares used in calculating net income (loss) per share, diluted	21,230,752	10,079,925	9,782,770
Net income (loss) per share, diluted	$0.14	$(4.12)	$(8.45)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Redeemable convertible preferred stock	24,658,373	29,084,235	22,701,179
Outstanding stock options	—	6,849,412	6,193,236
Restricted stock awards in exchange for non-recourse note	—	700,000	700,000
Warrants to purchase common stock	—	121,566	121,566
Warrants to purchase redeemable convertible preferred stock	—	9,660	9,660
Unvested early-exercised options	4,950	521	—
(16)    Subsequent Events
In March 2026, the Company entered into an amendment to its clinical trial agreement with J&J, to extend the study until six months after J&J receives the final performance study. The amendment provides for continued performance of clinical trial services under substantially similar terms. No material upfront payments were made in connection with the amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting as described below.
Management performed additional procedures, including supplementary analyses and enhanced review procedures, to provide reasonable assurance regarding the reliability of the financial statements. Notwithstanding the material weaknesses and based on the additional analyses and procedures performed, Management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We previously reported material weaknesses in our internal control over financial reporting, and they remained unremediated as of December 31, 2025, relating to the following:
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
19

•We did not design and maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel in creating and posting journal entries.
These material weaknesses, other than that related to user and privileged access controls, resulted in immaterial adjustments to the December 31, 2024 and 2023 financial statements. Additionally, these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Efforts
We continue to make progress towards remediating these material weaknesses. These remediation measures are ongoing as of the date of this Form 10-K and include:
•engaging third parties to assist with technical accounting matters and designing and implementing controls;
•hiring additional personnel, such as accounting, finance, information technology staff and other professionals with appropriate levels of knowledge and experience and designing and implementing controls to ensure appropriate segregation of duties in our finance and accounting functions;
•designing and implementing controls over user access, including restrictions over privileged access as it relates to creating and posting journal entries; and
•designing and implementing controls to properly analyze, account for, present and disclose certain financial instruments transactions.

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed, implemented, and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of December 31, 2025.
The Company remains committed to remediating the material weaknesses and Management, with the oversight of our Audit Committee, has devoted and will continue to devote considerable effort to remediate the material weaknesses identified above.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
20

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is publicly available on our website at investors.billiontoone.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
21

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements. The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedules. Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or notes thereto.
(3) Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Index to Exhibits

Exhibit No	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-42934	3.1	November 10, 2025
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-42934	3.2	November 10, 2025
4.1	Amended and Restated Investors’ Rights Agreement, dated May 14, 2024, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-290761	4.1	October 07, 2025
4.2	Warrant to Purchase Stock, issued to Western Alliance Bank, dated October 12, 2021	S-1	333-290761	4.3	October 07, 2025
4.3	Warrant to Purchase Stock, issued to Western Alliance Bank, dated July 22, 2022.	S-1	333-290761	4.4	October 07, 2025
10.1	Note Purchase Agreement, dated August 2, 2024, by and among the Registrant, the purchasers party thereto, and BWCB SA LLC (an entity affiliated with Oberland Capital Management, LLC), as purchaser’s agent.	S-1	333-290761	10.1	October 07, 2025
10.2	Amendment No. 1 to the Note Purchase Agreement, dated September 4, 2025, by and among by and among the Registrant, the purchasers party thereto, and BWCB SA LLC (an entity affiliated with Oberland Capital Management, LLC), as purchaser’s agent.	S-1	333-290761	10.2	October 07, 2025
10.3	Lease Agreement for Union City facility, dated April 10, 2022.	S-1	333-290761	10.3	October 07, 2025
10.4	Amendment No. 1 to Lease Agreement for Union City facility, dated October 11, 2023.	S-1	333-290761	10.4	October 07, 2025
10.5	Lease Agreement for Menlo Park facility, dated May 21, 2020.	S-1	333-290761	10.5	October 07, 2025
10.6	Amendment No. 1 to Lease Agreement for Menlo Park facility, dated August 7, 2021.	S-1	333-290761	10.6	October 07, 2025
10.7†	Development and Commercialization Agreement with Janssen Biotech, Inc., dated July 11, 2025	S-1/A	333-290761	10.10	October 17, 2025
10.8	Amendment No. 1 to Development and Commercialization Agreement with Janssen Biotech, Inc., dated October 15, 2025	S-1/A	333-290761	10.11	October 17, 2025
10.9	Amendment No. 2 to Development and Commercialization Agreement with Janssen Biotech, Inc., dated January 6, 2026					X
22

10.10+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-290761	10.11	October 07, 2025
10.11+	2018 Stock Plan and forms of agreements thereunder.	S-1/A	333-290761	10.13	October 17, 2025
10.12+	2025 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-291314	99.2	November 06, 2025
10.13+	2025 Employee Stock Purchase Plan.	S-8	333-291314	99.3	November 06, 2025
10.14+	Executive Severance Plan	S-1/A	333-290761	10.16	October 17, 2025
10.15+	Amended and Restated Non-Employee Director Compensation Policy					X
10.16+	Offer Letter, by and between the Registrant and Oguzhan Atay.	S-1	333-290761	10.16	October 07, 2025
10.17+	Offer Letter, by and between the Registrant and David Tsao.	S-1	333-290761	10.17	October 07, 2025
10.18+	Offer Letter, by and between the Registrant and Ross Taylor.	S-1	333-290761	10.18	October 07, 2025
10.19+	Offer Letter, by and between the Registrant and Nancy Johnson.	S-1	333-290761	10.19	October 07, 2025
10.20+	Annual Incentive Plan					X
19.1	Insider Trading Policy					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
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
23

Item 16. Form 10-K Summary
Not applicable.
24

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BillionToOne, Inc.

Date: March 11, 2026	By:	/s/ Oguzhan Atay
Oguzhan Atay
Chief Executive Officer
(Principal Executive Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Oguzhan Atay and Ross Taylor and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

25

Signature	Title	Date

/s/ Oguzhan Atay	Chief Executive Officer and Director	March 11, 2026
Oguzhan Atay	(Principal Executive Officer)

/s/ Ross Taylor	Chief Financial Officer	March 11, 2026
Ross Taylor	(Principal Financial and Accounting Officer)

/s/ David Tsao	Chief Technology Officer and Director	March 11, 2026
David Tsao

/s/ Thomas Bremner	Director	March 11, 2026
Thomas Bremner

/s/ Firat Ileri	Director	March 11, 2026
Firat Ileri

/s/ Krishna Swaroop Kolluri	Director	March 11, 2026
Krishna Swaroop Kolluri

/s/ Anthony Pagano	Director	March 11, 2026
Anthony Pagano

/s/ Akshay Rai	Director	March 11, 2026
Akshay Rai
26