Form 10-Q
period 2026-03-31
BillionToOne, Inc.
filed 2026-05-06
CIK 2070849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 4, 2026, there were 41,442,834 shares of Class A common stock and 4,552,650 shares of Class B common stock, each with a par value $0.00001 per share, outstanding.

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
•general economic, industry, and market conditions, including tariffs or other trade actions, inflation and war;
•our ability to attract, hire, and retain our key personnel and additional qualified personnel;
•our anticipated use of our existing cash and cash equivalents;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
BillionToOne, Inc.
Balance Sheets
(in thousands, except share amounts, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$537,450	$495,975
Accounts receivable	61,305	41,617
Inventories	19,217	17,545
Prepaid expenses and other current assets	6,166	5,421
Total current assets	624,138	560,558
Property and equipment, net	22,277	20,361
Operating lease right-of-use assets, net	49,396	46,742
Other non-current assets	4,916	4,993
Total assets	$700,727	$632,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,702	$7,184
Accrued expenses and other current liabilities	8,634	7,247
Accrued commissions	3,581	3,912
Accrued compensation and employee benefits	18,283	12,551
Common stock warrant liability	8,924	9,282
Deferred revenue, current	2,796	2,188
Operating lease liabilities, current	5,818	5,079
Financing lease liabilities, current	424	519
Total current liabilities	57,162	47,962
Operating lease liabilities, non-current	47,695	45,723
Financing lease liabilities, non-current	245	348
Deferred revenue, non-current	-	1,290
Long-term debt	90,005	57,226
Total liabilities	195,107	152,549
Commitments and contingencies (Note 5)

Stockholders’ equity:
Class A common stock, $0.00001 par value, 800,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 41,428,242 and 41,252,105 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class B common stock, $0.00001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 4,552,650 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital	764,189	756,644
Accumulated other comprehensive loss	(1,792)	(1,792)
Accumulated deficit	(256,777)	(274,747)
Total stockholders’ equity	505,620	480,105
Total liabilities and stockholders’ equity	$700,727	$632,654
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$108,388	$58,963
Cost of revenue	29,292	20,991
Gross profit	79,096	37,972
Operating expenses:
Research and development	14,692	10,430
Selling, general and administrative	46,570	29,857
Total operating expenses	61,262	40,287
Income (loss) from operations	17,834	(2,315)
Other income (expense):
Interest income	4,645	1,506
Interest expense	(10)	(40)
Change in fair value of term loan	(4,261)	(3,092)
Other expense, net	301	53
Total other (expense) income	675	(1,573)
Income (loss) before provision for income taxes	18,509	(3,888)
Provision for income taxes	539	100
Net income (loss) and comprehensive income (loss)	$17,970	$(3,988)
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$0.39	$(0.39)
Net income (loss) per share, diluted	$0.34	$(0.39)
Weighted-average shares used in calculating net income (loss) per share, basic and diluted:
Weighted-average shares used in calculating net income (loss) per share, basic	45,932,719	10,312,892
Weighted-average shares used in calculating net income (loss) per share, diluted	53,028,360	10,312,892
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Three Months Ended March 31, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	-	$-	45,804,755	$-	$756,644	$(1,792)	$(274,747)	$480,105
Issuance of Class A common stock upon exercise of stock options	-	-	176,137	-	1,255	-	-	1,255
Stock-based compensation	-	-	-	-	6,290	-	-	6,290
Net income	-	-	-	-	-	-	17,970	17,970
Balance at March 31, 2026	-	$-	45,980,892	$-	$764,189	$(1,792)	$(256,777)	$505,620

	Three Months Ended March 31, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	29,084,235	$419,409	10,925,950	$-	$30,545	$-	$(282,201)	$(251,656)
Issuance of common stock upon exercise of stock options	-	-	130,387	-	365	-	-	365
Stock-based compensation	-	-	-	-	2,374	-	-	2,374
Net loss	-	-	-	-	-	-	(3,988)	(3,988)
Balance at March 31, 2025	29,084,235	$419,409	11,056,337	$-	$33,284	$-	$(286,189)	$(252,905)
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$17,970	$(3,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,510	2,374
Depreciation and amortization	1,738	1,793
Amortization of operating right-of-use assets	1,252	1,217
Loss on disposal of fixed assets	57	3
Change in fair value of common stock warrant liability	(358)	(58)
Change in fair value of redeemable convertible preferred stock warrant liability	-	2
Change in fair value of term loan	2,779	1,797
Changes in operating assets and liabilities:
Accounts receivable	(19,688)	(4,881)
Inventories	(1,672)	(3,326)
Prepaid expenses and other current assets	(708)	515
Other non-current assets	77	(275)
Accounts payable	1,686	3,218
Accrued expenses and other current liabilities	2,483	1,856
Accrued commissions	(331)	916
Accrued compensation and employee benefits	5,512	2,716
Deferred revenue	(682)	(203)
Operating lease liabilities	(1,195)	(1,051)
Net cash provided by operating activities	15,430	2,625
Cash flows from investing activities:
Purchases of property and equipment	(4,471)	(2,347)
Net cash used in investing activities	(4,471)	(2,347)

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	-
Principal payments on finance lease liabilities	(198)	(521)
Payment of deferred offering costs	(504)	-
Proceeds from exercise of stock options	1,218	365
Net cash provided by (used in) financing activities	30,516	(156)
Net increase in cash and cash equivalents	41,475	122
Cash and cash equivalents at beginning of period	495,975	191,477
Cash and cash equivalents at end of period	$537,450	$191,599

Supplemental cash flow disclosure:
Cash payments for interest	$1,491	$1,334
Cash paid for income taxes	$129	$-
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,632	$1,604
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$-	$237
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,010	$-
Cash paid for amounts included in the measurement of operating lease liabilities	$2,368	$2,188
Operating cash flows from financing leases (interest paid)	$10	$39
Exercise of stock options for which cash had not been received	$40	$-
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(1) Description of Business
BillionToOne, Inc. (the “Company”, “we”, or “our”) was formed in 2016 and is headquartered in Menlo Park, California. The Company is a precision diagnostics company that quantifies biology to create molecular diagnostics. The Company’s proprietary molecular counting platform is designed to detect and measure DNA molecules at the single-count level to help improve disease detection. The Company currently applies the proprietary technology to non-invasive prenatal screening (“Prenatal”) and liquid biopsy (“Oncology”).
(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated upon consolidation.
The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2026.
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2026.
Unaudited interim financial information
The unaudited financial statements do not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In management’s opinion, the unaudited financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheets, statements of operations and comprehensive income (loss), statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management evaluates estimates, including, but not limited to: stock-based compensation, deferred tax assets and liabilities, useful lives of long-lived assets, the incremental borrowing rate applied to operating and finance leases, determination of revenue recognition and accounts receivable, and valuation of debt and common stock warrants. These estimates are inherently subject to judgment and actual results could differ from those estimates.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
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
In January 2023, the Company entered a partnership with Johnson & Johnson ("J&J") under which the Company is licensing the Company’s proprietary knowledge, performing clinical trial support services including developing a clinical study assay, and other testing services to support a clinical trial for the counterparty. In March 2026, the Company amended and restated the agreement governing the partnership with J&J to amend

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
pricing and extend the term of the agreement, the extension is expected to have a duration of approximately three years. The Company concluded that the agreement and the amended agreement with J&J were within the scope of ASC 606 because the counterparty in the agreement meets the definition of a customer. The Company evaluated the terms of the agreement for revenue recognition, including whether the services are capable of being distinct and considered distinct within the context of the contract. The Company concluded that the licensing of the know how is not distinct from the other promises within the agreement and, as a result, was treated as a single performance obligation. Under this contract, the Company receives payments upon the achievement of milestones, including (i) receipt of approval of the trial, which was achieved in 2023, (ii) various patient enrollment milestones, and (iii) subsequent full trial completion, as well as reimbursement for testing services. In making an assessment of whether variable consideration should be included in the transaction price, the Company considers the degree of complexity and uncertainty associated with each milestone and related testing services, and whether achievement of the milestones and testing services are dependent on parties other than the Company.
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
The Company applies the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of March 31, 2026, the Company’s remaining performance obligations beyond one year were approximately $7.6 million.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Disaggregation of revenue
The following table presents disaggregation of revenue by Prenatal, Oncology and Clinical trial support and other services for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Prenatal	$96,525	$56,076
Oncology	10,720	2,177
Clinical trial support and other services	1,143	710
Total revenues	$108,388	$58,963
Substantially all revenues recognized for the three months ended March 31, 2026 and 2025 were generated in the United States.
Revenue related to performance obligations satisfied in prior periods
For the three months ended March 31, 2026 and 2025, the Company recorded $9.2 million and $2.9 million, respectively, as revenue related to performance obligations satisfied in prior periods.
In 2026, the Company entered into new agreements with payors that resulted in an increase of revenue related to expected payments on the reprocessing of claims from the three months ended March 31, 2026 and the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly more than half of the $9.2 million in revenue related to performance obligations satisfied in prior periods for the three months ended March 31, 2026.
Deferred revenue
Deferred revenue, which is a contract liability, consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. As of March 31, 2026 and December 31, 2025, the deferred revenue balance was $2.8 million and $3.5 million, respectively. All deferred revenue as of March 31, 2026 was classified as current. As of December 31, 2025, $1.3 million of the deferred revenue balance was classified as non-current and $2.2 million was classified as current. For the three months ended March 31, 2026 and 2025, revenue recognized from deferred revenue at the beginning of the period was $1.0 million and $0.7 million, respectively.
Comprehensive Income (Loss)
During the three months ended March 31, 2026 and 2025, the Company did not have any other comprehensive income (loss) and, therefore, the net income (loss) and comprehensive income (loss) was the same.
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
Key areas of focus for the CODM when making decisions on the allocations of resources is cash used in operations as well as revenue, gross margin and net income (loss) and comprehensive income (loss); this information is used by the CODM and compared to budgeted amounts in order for the CODM to make decisions on how resources should be allocated across the organization. The Company’s segment measure of profitability is net income (loss) and comprehensive income (loss).

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Segment revenues are predominantly derived from prenatal and oncology testing results, leveraging the Company’s diagnostic technology platform, which are delivered to patients, who are the Company’s customer. The Company’s customers are predominantly located in the United States. Substantially all of the Company’s long-lived assets are located in the United States. The Company’s technology platform is applied similarly in both the prenatal and oncology settings.
The financial statements provide the CODM with a view of the Company’s financial condition as it pertains to the Company’s assets, liabilities and expenses. Significant expense categories align with the expense categories and amounts presented on the statements of operations.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for a practical expedient to estimate credit losses related to accounts receivable and contract assets from revenue contracts accounted for in accordance with ASC 606 using information as of the balance sheet date. The Company adopted this ASU effective for the Company’s fiscal year beginning January 1, 2026 and it did not have a material impact on the Company’s its financial statements and related disclosures.
Recently Issued Accounting Pronouncements not yet Adopted
In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, respectively, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about an entity’s certain costs and expenses. The amendments to the standards are effective for the Company’s fiscal year beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The amendments should be applied either prospectively to the financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine the impact it may have on its financial statements and related disclosures.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(3) Fair Value Measurements
The fair value measurements of assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$392,993	$-	$-	$392,993
Total assets	$392,993	$-	$-	$392,993
Liabilities:
Common stock warrants	$-	$8,924	$-	$8,924
Term loan	-	-	90,005	90,005
Total liabilities	$-	$8,924	$90,005	$98,929

The fair value measurements of assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of December 31, 2025 (in thousands):

	As of December 31, 2025
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
In August 2024, the Company entered into a term loan agreement which the Company elected to account for using the fair value option. As such, the fair value of the debt is calculated by using the probability weighting of the present value of settlement scenarios (See Note 6).
The significant assumptions used in preparing the income approach model for valuing the term loan as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Discount rate	7.10%	7.10%
Annual interest rate	8.00%	8.00%
Expected term (years) – Scenario 1	4	4.25
Expected term (years) – Scenario 2	5.35	5.6
The fair values of the common stock warrants are measured using a probability weighted option pricing model.

The significant assumptions used in preparing the option pricing model for valuing the common stock warrant liability as of March 31, 2026 and December 31, 2025 are as follows:

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements

	March 31, 2026	December 31, 2025
Exercise price	$2.80 - $10.92	$2.80 – $10.92
Volatility	70.9%	53.5%
Expected term (years)	0.1	0.3
Risk-free rate	3.74%	3.63%
Dividend yield	-%	-%
The redeemable convertible preferred stock warrant liability was reclassified to equity upon the exercise of the underlying warrants; as such, the redeemable convertible preferred stock warrant liability fair value was determined as of the date of exercise, on November 14, 2025.
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Term Loan
Balance at December 31, 2025	$57,226
Additions	30,000
Adjustments to fair value	2,779
Balance at March 31, 2026	$90,005

	Common Stock Warrants	Redeemable Convertible Preferred Stock Warrants	Term Loan
Balance at December 31, 2024	$2,533	$230	$51,481
Adjustments to fair value	(58)	2	1,797
Balance at March 31, 2025	$2,475	$232	$53,278
For the three months ended March 31, 2026 and 2025, the Company recognized losses related to the change in fair value of the term loan in change in fair value of term loan in the statements of operations and comprehensive income (loss).

For the three months ended March 31, 2026 and 2025, the Company recognized gains (losses) related to the change in the fair value of the common stock warrant liability and for the three months ended March 31, 2025, the Company recognized a loss related to the change in convertible preferred stock warrant liability in other expense, net in the statements of operations and comprehensive income (loss).

The common stock warrant liability is recorded within common stock warrant liability on the balance sheet as of March 31, 2026 and December 31, 2025. The term loan is recorded within long-term debt on the balance sheets as of March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company had no transfers of financial assets or liabilities between different levels of the fair value hierarchy.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(4) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional services	$1,989	$2,591
Accrued inventory purchases	2,307	995
Accrued fixed asset purchases	482	1,006
Accrued property and other taxes	155	188
Accrued information technology purchases	532	462
Accrued legal expense	787	968
Accrued phlebotomy expense	341	200
Accrued rent	54	174
Accrued clinical expenses	224	35
Other	1,763	628
Accrued expenses and other current liabilities	$8,634	$7,247
(5) Commitments and Contingencies
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
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As of March 31, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025.
(6) Long-term Debt
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
The second tranche of up to $35.0 million in principal was available at the Company’s option at any time prior to September 30, 2025 provided that the trailing six-month worldwide net revenue of the Company is at least $80.0 million. The Company did not elect the option to draw on the second tranche.

The Company was required to sell the third tranche of notes in the amount of $30.0 million prior to March 31, 2026 as the Company achieved the revenue and gross margin thresholds triggering this obligation during the first half of fiscal 2025. The third tranche of $30.0 million was advanced on March 31, 2026, with a Maturity Date on the seventh anniversary of the initial purchase date (August 5, 2031). The third tranche requires interest-only payments through August 5, 2031 and a lump sum payment due on August 5, 2031. The thresholds triggering this tranche were trailing six-month revenue of at least $112.5 million and a trailing six-month gross margin of at least 45%. Gross Margin is defined as (I) net revenue minus cost of goods sold divided by (II) net revenue, expressed as a percentage. The terms of the third tranche are identical to those of the first $50.0 million tranche. Lastly, the fourth tranche of up to $25.0 million in principal was made available to the Company at the mutual agreement of the parties at any time prior to March 31, 2026. The Company did not elect the option to draw on the fourth tranche.
The Company has the option at any time to prepay all of the then-outstanding notes, and Oberland Capital has the option to redeem the notes upon (i) a change in control of the Company, (ii) an event of default, or (iii) the maturity date. The redemption price of the notes shall equal to the following: (1) 130% of principal amounts of notes if the payment is made within 24 months of issuance; (2)145% of principal amounts of notes if the payment is made within 36 months of issuance; (3) If the payment is made within 48 months, an amount that would generate an internal rate of return (“IRR”) of 12.25%; (4) if the payment is made within 60 months of the issuance, an amount that would generate an IRR of 11.75%; (5) if the payment is made thereafter but before maturity, an amount that would generate an IRR of 11.25%; and (6) if the payment is made at maturity, an amount that would generate an IRR of 10.0%.
The Company is required to maintain trailing six-month net revenue based on a schedule that gradually increases up to $120.0 million as of the year ending December 31, 2026.

Period	Minimum Trailing Six-Month Net Revenue Threshold (in millions)
Q1 2026	$87.2
Q2 2026	$101.8
Q3 2026	$117.2
Q4 2026	$120.0
Thereafter	$120.0
In addition, the Company is required to maintain a trailing six-month Gross Margin of not less than 30%. The agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. Amounts paid under the revenue participation provision during the three months ended March 31, 2026 and 2025 were interest payments on the debt. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described above and do not reduce principal on the debt. During the three months ended March 31, 2026 and 2025, the Company made revenue participation payments of $0.5 million and $0.3 million, respectively.
The Company elected to account for the 2024 Notes using the fair value option and changes in fair value related to the 2024 Notes are recorded in change in fair value of term loan on the Company’s statements of operations and comprehensive income (loss). The Company also elected to present interest incurred on the 2024 Notes in the change in fair value of the term loan; interest expense under the 2024 Notes was $1.0 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Total debt outstanding as of March 31, 2026 and December 31, 2025 was $90.0 million and $57.2 million, respectively, and included within

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
long-term debt on the Company’s balance sheets. Future principal payments of the Company’s long-term debt as of March 31, 2026 and December 31, 2025 are $80.0 million and $50.0 million, respectively, and are due during the year ending December 31, 2031. The term loan advances are secured by a lien on the Company’s assets.

Western Alliance Bank Debt

In October 2021, the Company entered into a loan and security agreement (the “2021 LSA”) with Western Alliance Bank (“WAB”), which provided the Company with three tranches of capital advances totaling $15.0 million. In July 2022, the Company amended the 2021 LSA, such that WAB made four tranches of capital advances available to the Company for an aggregate amount up to $35.0 million (the "2022 LSA Amendment"). During August 2024, the Company elected to prepay the outstanding amount of the term loans of $35.0 million in principal and the $1.5 million exit fee that became payable upon early loan payoff.
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
In connection with the 2022 LSA Amendment, the Company issued up to 41,209 warrants for common stock at an exercise price of $10.92 per share to WAB. 30,907 warrants were exercisable upon execution of the agreement; the remaining warrants became exercisable as the Company made additional draws on the 2022 LSA Amendment. As of March 31, 2026 and December 31, 2025 all of the warrants were exercisable. The warrants will expire if unexercised on July 22, 2032. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercise such put right.
All the warrants issued to WAB are puttable warrants and thus are liability classified. The warrants were initially recognized at fair value with any subsequent changes in fair value to be recorded in other income (expense) in the statements of operations and comprehensive income (loss) (See Note 3).
In connection with the Company’s IPO, WAB entered into a lock-up agreement with the Company, pursuant to which WAB may not sell, transfer, or otherwise dispose of the underlying shares of Class A common stock for a period of 180 days following the date that the Company filed its final prospectus.
(7) Common Stock
As of March 31, 2026 and December 31, 2025, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 800,000,000 shares of Class A common stock, par value $0.00001 per share, and 10,000,000 shares of Class B Common Stock, par value $0.00001 per share. Total common stock outstanding as of March 31, 2026 and December 31, 2025 was 41,428,242 and 41,252,105 shares of Class A common stock, respectively, and 4,552,650 shares of Class B common stock.
The holders of Class A common stock are entitled to vote on all corporate matters at a ratio of one vote per share together with the holders of Class B common stock. The holders of Class B common stock are entitled to vote on all corporate matters at a ratio of 15 votes per share together with the holders of Class A common stock. The holders of Class A common stock and Class B common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
rights of holders of all series of stock outstanding. As of March 31, 2026 and December 31, 2025, no dividends had been declared or paid.
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
The amount of such shares of the Company’s Class A common stock reserved for these purposes at March 31, 2026 is as follows:

Common stock warrants	121,566
Outstanding shares of Class B common stock	4,552,650
Options to purchase common stock	9,547,190
Restricted stock units outstanding	152,557
Shares available for future issuance under the Employee Stock Purchase Plan	548,880
Shares available for future grants	3,066,435
Total common stock reserved	17,989,278
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
In connection with the IPO, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in October 2025, although no awards could be granted under the 2025 Plan until the IPO date. The 2018 Plan was terminated upon the completion of the IPO, however, awards outstanding under the 2018 Plan will remain outstanding and will continue to be governed by their existing terms. On the effective date of the 2025 Plan, the maximum number of shares of Class A common stock authorized for issuance was 3,297,972 shares of Class A common stock, plus up to 10,034,626 shares under the 2018 Plan that (i) remain available for issuance on the IPO date and (ii) that are outstanding on the IPO date and that are subsequently forfeited, expire, are reacquired by the Company or lapse unexercised, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. The 2025 Plan authorizes the granting of stock options upon the approval of the Company’s Board of Directors to employees and consultants

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
providing services to the Company. Stock options granted under the 2025 Plan generally expire within 10 years from the date of grant and are issued at the fair value of the underlying shares of common stock on the date of grant as determined by the Company’s Board of Directors. The shares subject to each option typically allow for 25% of the shares to vest and become exercisable on the first anniversary of the vesting commencement date and thereafter, the remaining 75% will vest and become exercisable in 36 equal monthly installments. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of the Class A common stock on the date of grant, as determined by the Board of Directors. As of March 31, 2026 and December 31, 2025, the Company had authorized up to 3,447,650 and 3,390,306 shares of Class A common stock reserved for issuance under the 2025 Plan, respectively.
In October 2025, the Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in October 2025. As of March 31, 2026, the number of shares of Class A common stock available for issuance under the 2025 ESPP is 548,880 shares of Class A common stock, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. No more than 8,400,000 shares of Class A common stock may be issued under the 2025 ESPP. Each participant may purchase up to the number of shares determined by the Board of Directors on any purchase date, not to exceed 7,500 shares. The price of each share of Class A common stock purchased under the 2025 ESPP will not be less than 85% of the lower of the fair market value per share of Class A common stock on the first day of the applicable offering period or the fair market value per share of Class A common stock on the purchase date.
Stock-based Compensation
The weighted average assumptions used to calculate the fair value of option grants issued under the 2025 Plan and 2018 Plan during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Dividend yield	-%	-%
Risk-free interest rate	4.1%	4.4%
Expected volatility	75%	67%
Expected term (in years)	6.15	5.99
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,552,013	$12.96	$657,915
Granted	228,786	$78.39
Exercised	(176,137)	$7.12
Forfeited or expired	(57,472)	$22.02
Balance as of March 31, 2026	9,547,190	$14.61	$614,211
Vested and exercisable as of March 31, 2026	5,139,286	$7.04	$369,504
Vested and expected to vest as of March 31, 2026	9,547,190	$14.61	$614,211
As of March 31, 2026, there was approximately $85.2 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the weighted average period of 3.8 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity and related information is as follows:

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements

	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2026	33,332	$108.94
Issued	119,289	76.24
Vested	-	-
Forfeited	(64)	76.00
Nonvested as of March 31, 2026	152,557	$85.59
As of March 31, 2026, there was approximately $12.1 million of total unrecognized compensation cost related to outstanding restricted stock units, which is expected to be recognized over the weighted average period of 3.1 years.
There was no restricted stock unit activity during the three months ended March 31, 2025.
Stock-Based Compensation Expense
The table below shows stock-based compensation expense included in the statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$634	$352
Research and development	1,356	748
Selling, general and administrative	4,520	1,274
Total stock-based compensation	$6,510	$2,374
(8) Income Taxes
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment in such period. The Company recorded income tax expense of $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Income tax expense consists primarily of income taxes for U.S. federal and the states in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained. Based on the significant improvement in the Company's pre-tax income during the first quarter of 2026, and its current forecasts of sustained profitability, the Company expects that in the near future, which may occur prior to December 31, 2026, the positive evidence supporting the realizability of its deferred tax assets may outweigh the negative evidence, in which event the Company would be able to release a portion or all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
(9) Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. Employer contributions to the plan are discretionary. During the three months ended March 31, 2026 and 2025, the Company contributed $1.1 million and $0.8 million to this plan, respectively.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(10) Related Party Transactions
There were no material related party transactions during the three months ended March 31, 2026 and 2025.
(11) Net Income (Loss) Per Share
The Company applies the two-class method when computing net income (loss) per share attributable to common shareholders when shares meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock were entitled to dividends in preference to common stockholders, if declared. Such dividends were not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. The holders of the Company’s redeemable convertible preferred stock were not contractually obligated to participate in the Company’s losses.
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
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$17,970	$(3,988)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	45,932,719	10,312,892
Net income (loss) per share, basic	$0.39	$(0.39)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$17,970	$(3,988)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	45,932,719	10,312,892
Effect of dilutive securities:
Outstanding stock options	6,982,322	—
Warrants to purchase common stock	113,319	—
Weighted-average shares used in calculating net income (loss) per share, diluted	53,028,360	10,312,892
Net income (loss) per share, diluted	$0.34	$(0.39)

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock	-	29,084,235
Outstanding stock options	-	6,916,176
Restricted stock awards in exchange for non-recourse note	-	700,000
Warrants to purchase common stock	-	121,566
Warrants to purchase redeemable convertible preferred stock	-	9,660
Unvested early-exercised options	-	314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes included in Item 1 of this Quarterly Report. The following discussion and analysis as well as other parts of this Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions including information with respect to our plans and strategy for our business. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. See also the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless context requires otherwise, references to “we,” “us,” “our,” “BillionToOne,” or “the Company” here refer to BillionToOne, Inc.
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
In May 2026, we announced the launch of Unity ConfirmTM, a circulating fetal cell-based, non-invasive confirmation assay designed to enable confirmation of high-risk screening results. The new assay isolates intact circulating fetal cells from a simple maternal blood draw using BillionToOne’s Fetal Cell CaptureTM technology. With the assay, clinicians can confirm a high-risk result from a maternal blood draw without putting the pregnancy at risk from invasive methods such as chorionic villus sampling (CVS) or amniocentesis.
In the oncology setting, ultrasensitive tests with real-time insights are required to effectively detect, diagnose, and treat patients with a diverse range of mutations and solid tumor types across the cancer care continuum. In 2023, we successfully leveraged our smNGS platform to launch two complementary pan-cancer liquid biopsy tests – Northstar Select® and Northstar Response®. Our Northstar Select test is used to guide therapy selection and has been shown to detect over 50% more actionable solid tumor mutations than conventional liquid biopsies. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies the amount of cancer (tumor burden) at the single molecule level without requiring a tissue biopsy, enabling real-time monitoring of patient response to therapy with unprecedented precision. Our Northstar tests give physicians extraordinary visibility into cancer profile and treatment response, enabling more informed and earlier treatment decisions that can fundamentally alter patient outcomes. We are actively developing additional diagnostic products to address critical needs across the cancer care continuum. For example, in January 2026, we launched Northstar PGx, and in February 2026, we launched Northstar Select CH. Northstar PGx and Northstar CH are add-on applications for Northstar Select, and expand the Northstar platform beyond genomic profiling to address chemotherapy safety (PGx) and clonal hematopoiesis (CH) — two critical decision points in selecting the right therapy for patients. Our current development efforts focus on MRD detection, leveraging our platform’s exceptional sensitivity to identify trace amounts of tumor DNA following curative-intent surgery in earlier stage cancers. We are developing a tissue-free, pan-cancer MRD test, which we expect to be commercially available in the fourth quarter of 2026.
Our business momentum is evidenced by our rapidly scaling commercial success and improving operational efficiency. Of the over one million smNGS-based tests that we have processed since our initial launch, over 45% of them, or approximately 676,000 tests, were processed within the last 12 months ended March 31, 2026.
Our key performance metrics
Our revenue is driven by selling and performing molecular diagnostic tests ordered by physicians and other providers. We generally bill the patients’ insurance carrier, Medicaid, Medicare, the patient, or a combination upon delivery of the test results.
Our revenue is the function of two inputs: the number of tests ordered and the ASP that we can achieve through reimbursement. There is a flywheel effect between these two factors. The more tests that we process, the easier it becomes for us to contract with third-party payors and become an in-network provider. This increases our ASP for our tests, as the denial rate of our tests significantly decreases once we become an in-network provider. As we become an in-network provider, it becomes easier for our sales representatives to convince ordering providers to use our tests. We believe that the combined effects of ASP increases, cost of goods sold (COGS) decreases, and improved operational efficiency have been the main drivers of our ability to generate net income in recent periods.
Our total test volume, which represents the number of billable tests that we receive for processing during each period and which we also refer to as tests accessioned, grew to approximately 189,000 tests for the three months ended March 31, 2026, compared to 137,000 for the three months ended March 31, 2025. In addition, our total delivered and billable test volume, which represents the number of billable tests for which we deliver a result to the ordering provider each period, grew to approximately 188,000 tests for the three months ended March 31, 2026, compared to 131,000 delivered and billable tests for the three months ended March 31, 2025.
Key factors affecting our results of operations and performance

We believe certain factors have influenced, and will continue to influence, our operating performance and results of operations. While each of these factors presents significant opportunities for our business, they also pose important risks and challenges that we must successfully address to sustain and grow our business and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described under Part I, Item 1A. “Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Payor coverage, contracting, and more effective reimbursement operations

Our ASPs and revenue depend heavily on our success in achieving and maintaining broad coverage and adequate reimbursement for our molecular diagnostic tests from third-party payors. Third-party reimbursement for our tests represented more than 90% of our revenue for the three months ended March 31, 2026, and we expect government and commercial third-party payors to continue to be our primary source of payments. Coverage and reimbursement by third-party payors, including commercial health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid, can be limited and uncertain for the types of specialized molecular diagnostic tests we offer. Each payor makes its own determination as to whether to establish a policy to cover our tests, as well as the amount it will reimburse for such tests. Payors make these determinations based on factors that include medical necessity, clinical utility, and cost-effectiveness. Reimbursement rates vary significantly by test-type, payor, and coverage determination. Historically, our market access and reimbursement teams have pursued strategies to increase our ASPs by expanding our payor coverage and reimbursement. We believe these strategies will continue to grow our ASPs over time.

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

In addition, we have integrated our internal systems end-to-end, automated many of the repetitive reimbursement procedures, and incorporated AI for significant efficiency improvements (e.g., using large language models (“LLMs”) to read, categorize, and react to thousands of correspondence items from insurance companies that we receive every day), allowing our team to significantly increase their productivity. This strategic move not only streamlines our operations and improves cash flow but also allows us to better advocate for the value of our diagnostic tests with payors by providing rapid feedback and responding proactively to evolving reimbursement trends.

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
The majority of our revenue is derived from sales of our prenatal test, UNITY, and a smaller portion is derived from sales of our liquid biopsy oncology tests, Northstar. Specifically, during the year ended December 31, 2025, 91% of our revenue was from our prenatal tests, 8% of our revenue was from our oncology tests, and 1% of our revenue was from our clinical trial support and other services. Additionally, during the three months ended March 31, 2026 and 2025, approximately 89% and 95%, respectively, of our revenue was from our prenatal tests, 10% and 4%, respectively, of our revenue was from our oncology tests, and 1% and 1%, respectively, of our revenue was from our clinical trial support and other services. We market our products to health clinics and physicians or a combination of the insurance carrier and patient for fees. Revenue for tests is recognized when test results are delivered to the ordering physician.
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
Our clinical trial support and other services include revenue from strategic partnerships with Johnson & Johnson that utilize our testing capabilities as part of a project to perform clinical trials and the development and commercialization of a companion diagnostic. Revenue from these strategic partnership agreements are recognized as services are performed and costs are incurred. Our revenue derived from these agreements has not been material to our results of operations.
Cost of revenue
Our cost of revenue consists primarily of expenses related to materials and consumables, test kits, personnel-related expenses such as salaries, stock-based compensation expense and related benefits for its operations and support personnel, shipping costs, overhead allocations, depreciation expense, facilities-related expenses and other services used in connection with delivering our services.
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
Interest expense
Interest expense is attributable to interest on our finance leases.
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

Results of operations
Comparison of the three months ended March 31, 2026 and 2025
The following table sets forth information derived from our statements of operations for each of the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands, except percent)
Revenue	$108,388	$58,963	$49,425	83.8%
Cost of revenue	29,292	20,991	8,301	39.5
Gross profit	79,096	37,972	41,124	108.3

Operating expenses:
Research and development	14,692	10,430	4,262	40.9
Selling, general and administrative	46,570	29,857	16,713	56.0
Total operating expenses	61,262	40,287	20,975	52.1
Income (loss) from operations	17,834	(2,315)	20,149	870.4

Other income (expense):
Interest income	4,645	1,506	3,139	208.4
Interest expense	(10)	(40)	30	(75.0)
Change in fair value of term loan	(4,261)	(3,092)	(1,169)	37.8
Other expense, net	301	53	248	467.9
Total other (expense) income	675	(1,573)	2,248	142.9
Income (loss) before provision for income taxes	18,509	(3,888)	22,397	576.1
Provision for income taxes	539	100	439	439.0
Net income (loss) and comprehensive income (loss)	$17,970	$(3,988)	$21,958	550.6%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$634	$352
Research and development	1,356	748
Selling, general and administrative	4,520	1,274
Total stock-based compensation expense	$6,510	$2,374
Revenues
Revenue increased $49.4 million, or 84%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven primarily by a 44% increase in the total volume of delivered and billable tests to approximately 188,000 for the three months ended March 31, 2026 from approximately 131,000 for the three months ended March 31, 2025. The increase in revenue was also attributable to an increase in our Overall ASP of 28%. Overall ASP is the weighted average ASP across all of our prenatal and oncology products. It is computed by dividing revenue for our prenatal and oncology tests by the number of tests that are delivered and billable. The number of tests that are delivered and billable in a given period represents the number of billable tests for which we deliver a result to the ordering provider in such period. Furthermore, new agreements with payors entered into in the first quarter of 2026 resulted in an increase in revenue related to expected payments on the reprocessing of claims for tests delivered in the three months ended March 31, 2026 and the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly more than half of the $9.2 million in revenue related to performance obligations satisfied in prior periods for the three months ended March 31, 2026.
We derive our revenue primarily from the number of tests processed and results delivered to the ordering physician. All tests processed are accessioned in our laboratories.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of the expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of the expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. For example, we increased the number of contracts compared to last year that we have with payors for our prenatal tests and we continued to benefit from our proprietary PLA code, both of which drove increases in ASP for the three months ended March 31, 2026 compared to the same period in the prior year.
Cost of revenue
Cost of revenue increased $8.3 million, or 40%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $5.7 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $2.6 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin
Gross profit increased $41.1 million, or 108%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP in conjunction with a lower Overall Cost Per Test as we continued to actively reduce variable expenses and increase efficiency from our fixed costs. Overall Cost Per Test is the weighted average cost per test across all of our prenatal and oncology products. It is computed by dividing cost of goods sold for our prenatal and oncology tests by the number of tests that are accessioned. The number of tests that are accessioned in a given period represents the number of billable tests that we receive for processing during such period. We refer to this number as our “Total Test Volume.”
Gross margin increased to 73% for the three months ended March 31, 2026 from 64% for the three months ended March 31, 2025 for the reasons described above.
The increase in our Overall ASP contributed to all of the improvement of our gross profit margin for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This improvement was partially offset by an increase in our Overall Cost Per Test by 1% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, offsetting some of the benefit on gross margin from the increase in Overall ASP over the same periods. Cost Per Test for both of our oncology products and for our prenatal products declined during the 3 months ended March 31, 2026 compared to both the three months ended December 31, 2025 and the three months ended March 31, 2025. However, these improvements were offset by a shift in the sales mix towards oncology products which have higher costs-per-test, resulting in the 1% increase in our Overall Cost Per Test.
For the three months ended March 31, 2026, our cost of goods sold consisted of 58% of variable costs and 42% of fixed costs and for the three months ended March 31, 2025 our cost of goods sold consisted of 53% of variable costs and 47% of fixed costs. The increase in variable costs during the period is attributable primarily to an increase in test volume from prenatal testing, partially offset by efficiencies gained in our lab from the increased test volume in both prenatal and oncology testing.

Operating expenses
Research and Development expenses
Research and development expenses increased $4.3 million, or 41%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $2.2 million increase in personnel costs which included $0.6 million in stock-based compensation expense, a $1.6 million increase in materials, equipment expenses and overhead allocations, a $0.3 million increase in consulting and other costs and a $0.2 million increase in clinical studies expense. The increase in research and development expenses was primarily driven by an increase in our average research and development headcount of 30 employees during the periods presented to support our product development and innovation efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $16.7 million, or 56%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an $12.3 million increase in salaries, commissions and related expenditure which included $3.3 million in stock-based compensation expense, a $2.5 million increase in facilities and other costs, and a $1.9 million increase in professional and consulting fees. The increase in selling, general and administrative expenses was driven by an increase in our average selling, general and administrative headcount of 129 employees during the periods presented to support our sales, marketing and other corporate strategies.
Interest income
Interest income increased by $3.1 million, or 208%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the three months ended March 31, 2025, due to the proceeds from our IPO in November 2025.
Interest expense
Interest expense decreased $30.0 thousand, or 75%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Change in fair value of term loan
Change in fair value of term loan increased $1.2 million, or 38% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to a change in fair value of the Oberland Capital debt of $1.0 million, primarily related to the draw of the third tranche on March 31, 2026, and an increase revenue participation payments of $0.2 million.
Other expense, net
Other expense, net increased $0.2 million, or 468%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to $0.3 million decrease in the fair value of our common stock warrants, due to a reduction in expected term, which was partially offset by losses incurred on the disposal of fixed assets.
Non-GAAP financial measures
We use certain non-GAAP financial measures to supplement our financial statements, which are presented in accordance with GAAP. These non-GAAP financial measures include EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations, and non-GAAP net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding the impact of certain items that we believe do not directly reflect our underlying operations, we are of the opinion that EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and forecasting. These metrics also provide investors and other users of our financial information with additional tools to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance. However, there are a number of limitations related to the use of non-

GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
EBITDA

We define EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, and depreciation and amortization expense. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,970	$(3,988)
Provision for income taxes	539	100
Interest (income)	(4,645)	(1,506)
Interest expense	10	40
Depreciation and amortization	1,738	1,793
EBITDA	$15,612	$(3,561)
Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, depreciation and amortization expense, and certain other items which include significant non-cash items events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations, which include: stock-based compensation expense; change in fair value of term loan; and change in fair value of warrant liabilities. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,970	$(3,988)
Provision for income taxes	539	100
Interest (income)	(4,645)	(1,506)
Interest expense	10	40
Depreciation and amortization	1,738	1,793
Stock-based compensation expense	6,510	2,374
Change in fair value of term loan	4,261	3,092
Change in fair value of warrant liabilities	(358)	(56)
Adjusted EBITDA	$26,025	$1,849
Non-GAAP income (loss) from operations

We define non-GAAP income (loss) from operations as income (loss) from operations presented in accordance with GAAP, adjusted to exclude stock-based compensation expense.

A reconciliation of income (loss) from operations, the most directly comparable GAAP financial measure, to non-GAAP income (loss) from operations is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) from operations	$17,834	$(2,315)
Stock-based compensation expense	6,510	2,374
Non-GAAP income (loss) from operations	$24,344	$59
Non-GAAP net income (loss)

We monitor non-GAAP net income (loss) for planning and performance measurement purposes. We define non-GAAP net income (loss) as net income (loss) reported on our statements of operations, excluding the impact of stock-based compensation expense, change in fair value of the term loan, and change in fair value of convertible notes. We exclude fair value adjustments related to debt, which can fluctuate significantly and do not directly reflect our underlying operations. Our calculation of non-GAAP net income (loss) does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to non-GAAP net income (loss) is presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,970	$(3,988)
Stock-based compensation expense	6,510	2,374
Change in fair value of term loan	4,261	3,092
Change in fair value of warrant liabilities	(358)	(56)
Non-GAAP net income (loss)	$28,383	$1,422
Liquidity and capital resources
Since our inception, prior to our IPO, we financed our operations primarily through the issuance of convertible notes, redeemable convertible preferred stock, debt, and cash generated from the sale of our products. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $537.5 million and working capital of $567.0 million. On November 7, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $286.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. Cash and cash equivalents are comprised of cash held in sweep accounts, checking accounts, lock-box accounts and money market funds. Our principal use of cash is to fund operations and invest in research and development to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $256.8 million as of March 31, 2026. While we did have positive income from operations and positive cash flows in the three months ended March 31, 2026, we may be unable to sustain positive income from operations and positive cash flows in future periods. We believe our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Oberland Capital note purchase agreement
We have a debt facility with availability of up to $140.0 million, issuable in four separate tranches, pursuant to a Note Purchase Agreement, dated as of August 2, 2024, by and among us, the purchasers party thereto, and BWCB SA LLC (an entity affiliated with Oberland Capital), as purchaser’s agent. The advanced principal accrues interest at a rate of 8.0% per annum. The first tranche of $50.0 million was advanced on August 5, 2024, with a maturity date of August 5, 2031, interest-only payments through August 5, 2031 and a lump sum payment due on August 5, 2031. The lump sum payment includes all of the outstanding principal plus a payment that would generate an internal rate of return ("IRR") for the purchasers of 10.0%. The term loan advances are secured by a lien on our assets.
We were required to sell a tranche of notes in the amount of $30.0 million prior to March 31, 2026 as we achieved the revenue and gross margin thresholds triggering this obligation on June 30, 2025 based on our results for the first half of 2025. The thresholds triggering this tranche were trailing six-month revenue of at least $112.5 million and a trailing six-month gross margin of at least 45%. The third tranche of $30.0 million was advanced on March 31, 2026, with a maturity date of August 5, 2031, interest-only payments through August 5, 2031 and a lump sum payment due on August 5, 2031. The terms of this tranche are identical to those of the first $50.0 million tranche. We did not elect the option to draw on the fourth tranche.
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
Beginning with the fiscal quarter ended March 31, 2025, excluding any fiscal quarter in which our aggregate cash and cash equivalents is greater than 1.1 times the aggregate principal amount of the notes issued under the Note Purchase Agreement, we are required to maintain trailing six-month net revenue based on a schedule that gradually increases up to $120.0 million as of December 31, 2026, and a trailing six-month gross margin (as defined in the Note Purchase Agreement) of not less than 30%. As of March 31, 2026, we were in compliance with all financial covenants in the agreement. The Note Purchase Agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described in the preceding paragraph. Beginning with the fiscal year beginning January 1, 2025, we are required to make revenue participation payments under the Note Purchase Agreement.
Cash flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$15,430	$2,625
Net cash used in investing activities	(4,471)	(2,347)
Net cash provided by (used in) financing activities	$30,516	$(156)
Operating activities
Net cash provided by operating activities during the three months ended March 31, 2026 was $15.4 million. Net income of $18.0 million included $12.0 million in non-cash charges primarily resulting from $6.5 million of stock-based compensation, $1.7 million of depreciation and amortization, $1.3 million of amortization of right-of-use assets, and aggregate $2.4 million of change in fair value of the common stock warrant liability and term loan.

Operating assets had outflows of $22.0 million primarily resulting from a $19.7 million increase in accounts receivable, driven partially by new agreements entered into with payors in 2026, $1.7 million increase in inventory and $0.7 million increase in prepaid expenses and other current assets, offset by a $0.1 million decrease in other non-current assets. Operating liabilities had inflows of $7.5 million primarily resulting from a $9.4 million increase in accounts payable and accrued expense balances, offset by a $1.2 million decrease in operating lease liabilities and $0.7 million decrease in deferred revenue.
Net cash provided by operating activities during the three months ended March 31, 2025 was $2.6 million. Net loss of $4.0 million included $7.1 million in non-cash charges primarily resulting from $2.4 million of stock-based compensation, $1.8 million of depreciation and amortization, $1.2 million of amortization of right-of-use assets, and aggregate $1.7 million of change in fair value of the common stock warrant liability, term loan and convertible notes. Operating assets had outflows of $8.0 million primarily resulting from a $4.9 million increase in accounts receivable, $3.3 million increase in inventory, and $0.3 million increase in other non-current assets, offset by a $0.5 million decrease in prepaid and other current assets. Operating liabilities had inflows of $7.5 million primarily resulting from an $8.7 million increase in accounts payable and accrued expense balances, offset by a $1.1 million decrease in operating lease liabilities and $0.2 million decrease in deferred revenue.
Investing activities
Net cash used in investing activities during the three months ended March 31, 2026 totaled $4.5 million due to purchases of property and equipment.
Net cash used in investing activities during the three months ended March 31, 2025 totaled $2.3 million due to purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2026 totaled $30.5 million which was comprised of $30.0 million from the draw of the third tranche of the Oberland Debt and $1.2 million in proceeds from the exercise of stock options, net of repurchases, offset by $0.5 million of payments of deferred offering costs, and $0.2 million of principal payments on finance lease liabilities.
Net cash used in financing activities during the three months ended March 31, 2025 totaled $0.2 million which was comprised of $0.5 million principal payments on finance lease liabilities, offset by $0.4 million in proceeds from exercise of stock options.
Contractual obligations and commitments

Operating lease commitments. Our operating lease commitments primarily include our labs and corporate offices. As of March 31, 2026, we had fixed lease payment obligations of $70.0 million, with $10.0 million to be paid within 12 months and the remainder thereafter.
Finance lease commitments. Our finance lease commitments primarily relate to equipment used in our labs. As of March 31, 2026, we had fixed lease payment obligations of $0.7 million, with $0.4 million to be paid within 12 months and the remainder thereafter.
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
For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our other critical accounting estimates.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and our indebtedness. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $537.5 million and $496.0 million, respectively, held primarily in cash deposits and money market funds. As of March 31, 2026, we had a net balance of $90.0 million outstanding under our Oberland Capital Note Purchase Agreement, which is subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.
Foreign currency exchange rate fluctuations
Our operations are currently conducted almost entirely in the United States as international markets represented less than 1% of our revenue during the three months ended March 31, 2026. If we choose to expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency based expenses would increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal. As of March 31, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting as described below.

Management performed additional procedures, including supplementary analyses and enhanced review procedures, to provide reasonable assurance regarding the reliability of the financial statements. Notwithstanding the material weaknesses and based on the additional analyses and procedures performed, Management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously reported material weaknesses in our internal control over financial reporting, and they remained unremediated as of March 31, 2026, relating to the following:

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

Remediation Efforts

We continue to make progress towards remediating these material weaknesses. These remediation measures are ongoing as of the date of this Form 10-Q and include:

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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed, implemented, and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of March 31, 2026.

We remain committed to remediating the material weaknesses and management, with the oversight of our Audit Committee, has devoted and will continue to devote considerable effort to remediate the material weaknesses identified above.

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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 11, 2026. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Unregistered sales of equity securities
None.
Use of proceeds
On November 7, 2025, we closed our IPO in which we issued and sold 5,233,765 shares of our Class A common stock, which included the exercise in full by the underwriters of their option to purchase 682,665 shares of our Class A common stock, at a price to the public of $60.00 per share. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-290761), as amended, which became effective on November 5, 2025. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated as of November 5, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on November 6, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the paragraphs below.
On March 6, 2026, John ten Bosch, our Senior Vice President of Laboratory Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. ten Bosch’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the sale of up to 12,750 shares of Class A common stock between June 15, 2026 and August 28, 2026.
On March 6, 2026, Nancy Johnson, our Senior Vice President of Sales and Commercial Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Johnson’s plan provides for, subject to certain market price limits and other terms set forth in the plan, (a) the sale of up to 29,000 shares of Class A common stock, and (b) the exercise of up to 30,000 stock options and sale of the underlying shares of Class A common stock, between June 8, 2026 and August 31, 2026.
On March 6, 2026, Shan Riku Sakakibara, our Chief Product Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Sakakibara’s plan provides for, subject to certain market price limits and other terms set forth in the plan, (a) the sale of up to 20,000 shares of Class A common stock, and (b) the exercise of up to 8,000 stock options and sale of the underlying shares of Class A common stock, between June 8, 2026 and August 31, 2026.
On March 6, 2026, David Tsao, our President, Chief Technology Officer and Director, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Tsao’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 60,000 stock options and sale of the underlying shares of Class A common stock, between June 15, 2026 and August 28, 2026.
On March 6, 2026, Oguzhan Atay, our Chief Executive Officer and the Chair of our Board of Directors, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Atay’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 120,000 stock options and sale of the underlying shares of Class A common stock, between June 8, 2026 and August 21, 2026.
Item 6. Exhibits
(a) Exhibits

Exhibit No	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-42934	3.1	November 10, 2025
3.2	Amended and Restated Bylaws of Registrant	8-K	001-42934	3.2	November 10, 2025
10.1	Amendment No. 2 to Development and Commercialization Agreement with Janssen Biotech, Inc., dated January 6, 2026	10-K	001-42934	10.9	March 11, 2026
10.2+	Annual Incentive Plan	10-K	001-42934	10.20	March 11, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
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

BillionToOne, Inc.

Date: May 6, 2026	By:	/s/ Oguzhan Atay
Oguzhan Atay
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)