Form 10-Q
period 2026-06-30
BillionToOne, Inc.
filed 2026-08-05
CIK 2070849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 3, 2026, there were 42,644,388 shares of Class A common stock and 4,542,650 shares of Class B common stock, each with a par value $0.00001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
BillionToOne, Inc.
Balance Sheets
(in thousands, except share amounts, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$548,628	$495,975
Accounts receivable	74,894	41,617
Inventories	21,135	17,545
Prepaid expenses and other current assets	6,719	5,421
Total current assets	651,376	560,558
Property and equipment, net	24,932	20,361
Operating lease right-of-use assets, net	47,829	46,742
Other non-current assets	5,559	4,993
Total assets	$729,696	$632,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,205	$7,184
Accrued expenses and other current liabilities	12,603	7,247
Accrued commissions	3,833	3,912
Accrued compensation and employee benefits	18,000	12,551
Common stock warrant liability	-	9,282
Deferred revenue, current	2,328	2,188
Operating lease liabilities, current	6,343	5,079
Financing lease liabilities, current	413	519
Total current liabilities	55,725	47,962
Operating lease liabilities, non-current	45,981	45,723
Financing lease liabilities, non-current	153	348
Deferred revenue, non-current	-	1,290
Long-term debt	91,031	57,226
Total liabilities	192,890	152,549
Commitments and contingencies (Note 5)

Stockholders’ equity:
Class A common stock, $0.00001 par value, 800,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 42,283,900 and 41,252,105 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class B common stock, $0.00001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 4,542,650 and 4,552,650 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	787,321	756,644
Accumulated other comprehensive loss	(1,792)	(1,792)
Accumulated deficit	(248,723)	(274,747)
Total stockholders’ equity	536,806	480,105
Total liabilities and stockholders’ equity	$729,696	$632,654
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$109,448	$66,573	$217,836	$125,536
Cost of revenue	32,341	23,107	61,633	44,098
Gross profit	77,107	43,466	156,203	81,438
Operating expenses:
Research and development	17,315	11,751	32,007	22,181
Selling, general and administrative	54,289	33,342	100,859	63,199
Total operating expenses	71,604	45,093	132,866	85,380
Income (loss) from operations	5,503	(1,627)	23,337	(3,942)
Other income (expense):
Interest income	4,694	1,451	9,339	2,957
Interest expense	(8)	(32)	(18)	(72)
Change in fair value of term loan	(2,968)	(10)	(7,229)	(3,102)
Other income (expense), net	297	(14)	598	39
Total other income (expense)	2,015	1,395	2,690	(178)
Income (loss) before provision for income taxes	7,518	(232)	26,027	(4,120)
Provision for income taxes	(536)	14	3	114
Net income (loss) and comprehensive income (loss)	$8,054	$(246)	$26,024	$(4,234)
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$0.17	$(0.02)	$0.56	$(0.41)
Net income (loss) per share, diluted	$0.15	$(0.02)	$0.48	$(0.41)
Weighted-average shares used in calculating net income (loss) per share, basic and diluted:
Weighted-average shares used in calculating net income (loss) per share, basic	46,403,350	10,385,000	46,169,335	10,349,146
Weighted-average shares used in calculating net income (loss) per share, diluted	54,455,523	10,385,000	53,743,241	10,349,146
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Three Months Ended June 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2026	-	$-	45,980,892	$-	$764,189	$(1,792)	$(256,777)	$505,620
Issuance of Class A common stock upon exercise of stock options	-	-	732,542	-	6,430	-	-	6,430
Stock-based compensation	-	-	-	-	7,482	-	-	7,482
Exercise of Class A common stock warrants	-	-	113,116	-	9,220	-	-	9,220
Net income	-	-	-	-	-	-	8,054	8,054
Balance at June 30, 2026	-	$-	46,826,550	$-	$787,321	$(1,792)	$(248,723)	$536,806

	Three Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance at March 31, 2025	29,084,235	$419,409	11,056,337	$-	$33,284	$-	$(286,189)	$(252,905)
Issuance of common stock upon exercise of stock options	-	-	28,707	-	166	-	-	166
Stock-based compensation	-	-	-	-	2,732	-	-	2,732
Net loss	-	-	-	-	-	-	(246)	(246)
Balance at June 30, 2025	29,084,235	$419,409	11,085,044	$-	$36,182	$-	$(286,435)	$(250,253)

	Six Months Ended June 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	-	$-	45,804,755	$-	$756,644	$(1,792)	$(274,747)	$480,105
Issuance of Class A common stock upon exercise of stock options	-	-	908,679	-	7,685	-	-	7,685
Stock-based compensation	-	-	-	-	13,772	-	-	13,772
Exercise of Class A common stock warrants	-	-	113,116	-	9,220	-	-	9,220
Net income	-	-	-	-	-	-	26,024	26,024
Balance at June 30, 2026	-	$-	46,826,550	$-	$787,321	$(1,792)	$(248,723)	$536,806

	Six Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	29,084,235	$419,409	10,925,950	$-	$30,545	$-	$(282,201)	$(251,656)
Issuance of common stock upon exercise of stock options	-	-	159,094	-	531	-	-	531
Stock-based compensation	-	-	-	-	5,106	-	-	5,106
Net loss	-	-	-	-	-	-	(4,234)	(4,234)
Balance at June 30, 2025	29,084,235	$419,409	11,085,044	$-	$36,182	$-	$(286,435)	$(250,253)
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$26,024	$(4,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	14,726	5,106
Depreciation and amortization	3,567	3,540
Amortization of operating right-of-use assets	2,819	2,455
Loss on disposal of fixed assets	64	3
Change in fair value of common stock warrant liability	(62)	(63)
Change in fair value of redeemable convertible preferred stock warrant liability	-	21
Change in fair value of term loan	3,805	591
Changes in operating assets and liabilities:
Accounts receivable	(33,277)	(5,729)
Inventories	(3,590)	(5,002)
Prepaid expenses and other current assets	(1,025)	2,417
Other non-current assets	(566)	(2,698)
Accounts payable	4,866	3,313
Accrued expenses and other current liabilities	6,333	2,393
Accrued commissions	(79)	216
Accrued compensation and employee benefits	4,495	4,207
Deferred revenue	(1,150)	(590)
Operating lease liabilities	(2,384)	(2,139)
Net cash provided by operating activities	24,566	3,807
Cash flows from investing activities:
Purchases of property and equipment	(8,520)	(5,221)
Net cash used in investing activities	(8,520)	(5,221)

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	-
Principal payments on finance lease liabilities	(301)	(1,011)
Payment of deferred offering costs	(504)	(625)
Proceeds from exercise of stock options	7,412	531
Net cash provided by (used in) financing activities	36,607	(1,105)
Net increase (decrease) in cash and cash equivalents	52,653	(2,519)
Cash and cash equivalents at beginning of period	495,975	191,477
Cash and cash equivalents at end of period	$548,628	$188,958

Supplemental cash flow disclosure:
Cash payments for interest	$3,442	$2,583
Cash paid for income taxes	$173	$444
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,073	$1,365
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$-	$1,916
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,010	$-
Cash paid for amounts included in the measurement of operating lease liabilities	$4,647	$4,391
Net exercise of Class A common stock warrants	$9,220	$-
Operating cash flows from financing leases (interest paid)	$18	$68
Exercise of stock options for which cash had not been received	$276	$-
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(1) Description of Business
BillionToOne, Inc. (the “Company”) was formed in 2016 and is headquartered in Menlo Park, California. The Company is a precision diagnostics company that quantifies biology to create molecular diagnostics. The Company’s proprietary molecular counting platform is designed to detect and measure DNA molecules at the single-count level to help improve disease detection. The Company currently applies the proprietary technology to non-invasive prenatal screening (“Prenatal”) and liquid biopsy (“Oncology”).
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
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2026.
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
The Company applies the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of June 30, 2026, the Company’s remaining performance obligations beyond one year were approximately $6.2 million.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Disaggregation of revenue
The following table presents disaggregation of revenue by Prenatal, Oncology and Clinical trial support and other services for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Prenatal	$94,248	$60,852	$190,773	$116,929
Oncology	13,663	4,947	24,383	7,123
Clinical trial support and other services	1,537	774	2,680	1,484
Total revenues	$109,448	$66,573	$217,836	$125,536
Substantially all revenues recognized for the three and six months ended June 30, 2026 and 2025 were generated in the United States.
Revenue related to performance obligations satisfied in prior periods
For the three months ended June 30, 2026 and 2025, the Company recorded $2.8 million and $2.1 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company recorded $12.0 million and $4.6 million, respectively, of revenue related to performance obligations satisfied in prior periods.
In the first quarter of 2026, the Company entered into new agreements with payors that resulted in an increase of revenue related to expected payments on the reprocessing of claims through the date of the agreements, including claims from the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly less than half of the $12.0 million in revenue related to performance obligations satisfied in prior periods for the six months ended June 30, 2026.
Deferred revenue
Deferred revenue, which is a contract liability, consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. As of June 30, 2026 and December 31, 2025, the deferred revenue balance was $2.3 million and $3.5 million, respectively. All deferred revenue as of June 30, 2026 was classified as current. As of December 31, 2025, $1.3 million of the deferred revenue balance was classified as non-current and $2.2 million was classified as current. For the three months ended June 30, 2026 and 2025, the Company recognized revenue from deferred revenue at the beginning of the period of $0.9 million and $0.8 million, respectively, and for the six months ended June 30, 2026 and 2025, recognized revenue from deferred revenue at the beginning of the period of $1.9 million and $1.5 million, respectively.
Comprehensive Income (Loss)
During the three and six months ended June 30, 2026 and 2025, the Company did not have any other comprehensive income (loss) and, therefore, the net income (loss) and comprehensive income (loss) was the same.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for a practical expedient to estimate credit losses related to accounts receivable and contract assets from revenue contracts accounted for in accordance with ASC 606 using information as of the balance sheet date. The Company adopted this ASU effective for the Company’s fiscal year beginning January 1, 2026 and it did not have a material impact on the Company’s financial statements and related disclosures.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(3) Fair Value Measurements
The fair value measurements of assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$424,595	$-	$-	$424,595
Total assets	$424,595	$-	$-	$424,595
Liabilities:
Term loan	$-	$-	$91,031	$91,031
Total liabilities	$-	$-	$91,031	$91,031

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
In August 2024, the Company entered into a term loan agreement which the Company elected to account for using the fair value option. As such, the fair value of the debt is calculated by using the probability weighting of the present value of settlement scenarios (See Note 7).
The significant assumptions used in preparing the income approach model for valuing the term loan as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Discount rate	6.80%	7.10%
Annual interest rate	8.00%	8.00%
Expected term (years) – Scenario 1	3.75	4.25
Expected term (years) – Scenario 2	5.1	5.6
The fair values of the Class A common stock warrants are measured using an option pricing model.

The common stock warrant liability was reclassified to equity upon the exercise of the underlying warrants; as such, the common stock warrant liability fair value was determined as of the date of exercise, on May 6, 2026 (see Note 7). The fair value of the warrants on the date of exercise is equal to the intrinsic value, as the expected term is reduced to zero. The intrinsic value was determined based on the closing price of the

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Company’s Class A common stock on the date of exercise of $81.40, less the exercise price of each of the warrants of $2.80 and $10.92.

The significant assumptions used in preparing the option pricing model for valuing the common stock warrant liability as of December 31, 2025 are as follows:

December 31, 2025
Exercise price	$2.80 – $10.92
Volatility	53.5%
Expected term (years)	0.3
Risk-free rate	3.63%
Dividend yield	-%
The redeemable convertible preferred stock warrant liability was reclassified to equity upon the exercise of the underlying warrants; as such, the redeemable convertible preferred stock warrant liability fair value was determined as of the date of exercise, on November 14, 2025.
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Term Loan
Balance at December 31, 2025	$57,226
Additions	30,000
Adjustments to fair value	2,779
Balance at March 31, 2026	90,005
Adjustments to fair value	1,026
Balance at June 30, 2026	$91,031

	Common Stock Warrants	Redeemable Convertible Preferred Stock Warrants	Term Loan
Balance at December 31, 2024	$2,533	$230	$51,481
Adjustments to fair value	(58)	2	1,797
Balance at March 31, 2025	2,475	232	53,278
Adjustments to fair value	(5)	19	(1,206)
Balance at June 30, 2025	$2,470	$251	$52,072
For the three and six months ended June 30, 2026 and 2025, the Company recognized losses related to the change in the fair value of the term loan in change in fair value of term loan in the statements of operations and comprehensive income (loss).
For the three and six months ended June 30, 2026 and 2025, the Company recognized gains and losses related to the change in the fair value of the common stock warrant liability in other income (expense), net in the statements of operations and comprehensive income (loss).
For the three and six months ended June 30, 2025, the Company recognized losses related to the change in convertible preferred stock warrant liability in other income (expense), net in the statements of operations and comprehensive income (loss).

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
The common stock warrant liability is recorded within common stock warrant liability on the balance sheet as of December 31, 2025. The term loan is recorded within long-term debt on the balance sheets as of June 30, 2026 and December 31, 2025.
During the three and six months ended June 30, 2026 and 2025, the Company had no transfers of financial assets or liabilities between different levels of the fair value hierarchy.
(4) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional services	$1,862	$2,591
Accrued inventory purchases	5,292	995
Accrued fixed asset purchases	610	1,006
Accrued property and other taxes	150	188
Accrued information technology purchases	628	462
Accrued legal expense	1,322	968
Accrued phlebotomy expense	413	200
Accrued insurance expense	149	—
Accrued rent	965	174
Accrued clinical expenses	169	35
Other	1,043	628
Accrued expenses and other current liabilities	$12,603	$7,247
(5) Commitments and Contingencies
Legal Proceedings
From time to time, the Company is party to certain claims in the ordinary course of business. The Company, in conjunction with its legal counsel, assesses the need to record a liability for litigation or contingencies. A liability is recorded when and if it is determined that such a liability for litigation or contingencies is both probable and the amount can be reasonably estimated. The Company believes that it is not presently a party to any litigation, other than as described below, the outcome of which, if determined adversely, would individually or in the aggregate be expected to have a material and adverse effect on the business, operating results, cash flows, or financial position. Legal fees are expensed in the period in which they are incurred.
Illumina, Inc. v. BillionToOne, Inc.

On May 7, 2026, Illumina, Inc. filed a lawsuit in the U.S. District Court in the State of Delaware alleging that the Company’s UNITY test infringes U.S. Patent Nos. 10,612,096, 12,139,760 and 12,435,373. The Company maintains that Illumina’s allegations are without merit, and is vigorously defending itself against this claim. The Company does not believe that a loss is probable or reasonably estimable related to this matter. For more information regarding risks relating to our intellectual property, see Part I, Item 1A, 'Risk Factors,' of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As of June 30, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025.
(6) Leases
Operating Leases
In June 2026, the Company entered into a lease agreement for office and laboratory space in Union City, CA. The lease is expected to commence in the second half of 2027. The lease agreement provides for a rent abatement period of twelve months following the commencement date, during which no base rent will be due. Following the abatement period, base rent will commence at an initial annual rate of $3.6 million per year with annual increases of 3%. The lease has a term of twelve years from the commencement date. The agreement also includes a ten-year extension option that can be exercised by the Company. As part of the lease agreement, the Company is required to remit to the landlord $0.4 million in respect of a security deposit and $0.3 million in respect of the first month’s rent payment.
(7) Long-term Debt
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
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
In addition, the Company is required to maintain a trailing six-month Gross Margin of not less than 30%. The agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. Amounts paid under the revenue participation provision during the three and six months ended June 30, 2026 and 2025 were interest payments on the debt. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described above and do not reduce principal on the debt. During the three months ended June 30, 2026 and 2025, the Company made revenue participation payments of $0.3 million and $0.2 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company made revenue participation payments of $0.8 million and $0.5 million, respectively.
The Company elected to account for the 2024 Notes using the fair value option and changes in fair value related to the 2024 Notes are recorded in change in fair value of term loan on the Company’s statements of operations and comprehensive income (loss). The Company also elected to present interest incurred on the 2024 Notes in the change in fair value of the term loan; interest expense under the 2024 Notes was $1.6 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Total debt outstanding as of June 30, 2026 and December 31, 2025 was $91.0 million and $57.2 million, respectively, and included within long-term debt on the Company’s balance sheets. Future principal payments of the Company’s long-term debt as of June 30, 2026 and December 31, 2025 are $80.0 million and $50.0 million, respectively, and are due during the year ending December 31, 2031. The term loan advances are secured by a lien on the Company’s assets.

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
Common Stock Warrants

In connection with the 2021 LSA, the Company issued to Western Alliance Bank (“WAB”) warrants to purchase shares of the Company’s common stock at an exercise price of $2.80 per share. The number of underlying shares of the warrants was initially 53,571 and was increased to 80,357 upon the funding of the loans in January 2022. The warrants were to expire if unexercised on October 12, 2031. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercise such put right.
In connection with the 2022 LSA Amendment, the Company issued up to 41,209 warrants for common stock at an exercise price of $10.92 per share to WAB, 30,907 warrants were exercisable upon execution of the agreement; the remaining warrants became exercisable as the Company made additional draws on the 2022 LSA Amendment. As of December 31, 2025 all of the warrants were exercisable. The warrants were to expire if unexercised on July 22, 2032. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercise such put right.
All the warrants issued to WAB were puttable warrants and thus were liability classified. The warrants were initially recognized at fair value with any subsequent changes in fair value to be recorded in other income (expense), net in the statements of operations and comprehensive income (loss) (See Note 3).
In connection with the Company’s IPO, WAB entered into a lock-up agreement with the Company, pursuant to which WAB may not sell, transfer, or otherwise dispose of the underlying shares of Class A common stock for a period of 180 days following the date that the Company filed its final prospectus. Following the expiration of the lock-up agreement, in May 2026, the Class A common stock warrants were net exercised, resulting in the issuance of 113,116 shares of Class A common stock, with 8,450 shares withheld to cover the aggregate exercise price.
(8) Common Stock
As of June 30, 2026 and December 31, 2025, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 800,000,000 shares of Class A common stock, par value $0.00001 per share, and 10,000,000 shares of Class B Common Stock, par value $0.00001 per share. Total common stock outstanding as of June 30, 2026 and December 31, 2025 was 42,283,900 and 41,252,105 shares of Class A common stock, respectively, and 4,542,650 and 4,552,650 shares of Class B common stock, respectively.
The holders of Class A common stock are entitled to vote on all corporate matters at a ratio of one vote per share together with the holders of Class B common stock. The holders of Class B common stock are entitled to vote on all corporate matters at a ratio of 15 votes per share together with the holders of Class A common stock. The holders of Class A common stock and Class B common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all series of stock outstanding. As of June 30, 2026 and December 31, 2025, no dividends had been declared or paid.
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
During the six months ended June 30, 2026, 10,000 shares of Class B common stock were converted into an equivalent number of shares of Class A common stock at the option of the holder. The conversion did not impact the total number of shares of common stock outstanding.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Incentive Plan, restricted stock units outstanding and shares available for issuance under the 2025 Employee Stock Purchase Plan.
The amount of such shares of the Company’s Class A common stock reserved for these purposes at June 30, 2026 is as follows:

Outstanding shares of Class B common stock	4,542,650
Options to purchase common stock	8,896,341
Restricted stock units outstanding	229,300
Shares available for future issuance under the Employee Stock Purchase Plan	548,880
Shares available for future grants	2,907,999
Total common stock reserved	17,125,170
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
In connection with the IPO, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in October 2025, although no awards could be granted under the 2025 Plan until the IPO date. The 2018 Plan was terminated upon the completion of the IPO, however, awards outstanding under the 2018 Plan will remain outstanding and will continue to be governed by their existing terms. On the effective date of the 2025 Plan, the maximum number of shares of Class A common stock authorized for issuance was 3,297,972 shares of Class A common stock, plus up to 10,034,626 shares under the 2018 Plan that (i) remain available for issuance on the IPO date and (ii) that are outstanding on the IPO date and that are subsequently forfeited, expire, are reacquired by the Company or lapse unexercised, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. The 2025 Plan authorizes the granting of stock options and restricted stock units, among other types of awards, to employees and consultants providing services to the Company. Stock options granted under the 2025 Plan generally expire within 10 years from the date of grant. Stock options and restricted stock units are issued based on the fair value of the underlying shares of Class A common stock on the date of grant. The stock options and restricted stock units vest in 8 semi-annual installments each equal to 12.5% of the total shares under the grant or one initial installment of 25% of the total shares under the grant on the first anniversary of the grant date and, thereafter, in 6 semi-annual installments equal to 12.5% of the total shares under the grant. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of the Class A common stock on the date of grant, as determined by the Board of Directors. As of June 30, 2026 and December 31, 2025, the Company had authorized up to 3,489,011 and 3,390,306 shares of Class A common stock reserved for issuance under the 2025 Plan, respectively.
In October 2025, the Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in October 2025. As of June 30, 2026, the number of shares of Class A common stock available for issuance under the 2025 ESPP is 548,880 shares of Class A common stock, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. No more than 8,400,000 shares of Class A common stock may be issued under the 2025 ESPP. Each participant may purchase up to the number of shares determined by the Board of Directors on any purchase date, not to exceed

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
7,500 shares. The price of each share of Class A common stock purchased under the 2025 ESPP will not be less than 85% of the lower of the fair market value per share of Class A common stock on the first day of the applicable offering period or the fair market value per share of Class A common stock on the purchase date. The 2025 ESPP provides for separate six-month offering periods beginning on June 22 and December 22 of each year.

The grant date fair value of the stock purchase rights granted under the 2025 ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The valuation methodology used was substantially consistent with that used to value stock options with the exception of the expected term, which was based on the term of each offering period, and related impacts on expected volatility and risk-free interest rate.
Stock-based Compensation
Stock Option Activity
The weighted average assumptions used to calculate the fair value of option grants issued under the 2025 Plan and 2018 Plan during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividend yield	-%	-%	-%	-%
Risk-free interest rate	4.3%	4.2%	4.2%	4.2%
Expected volatility	73%	74%	74%	73%
Expected term (in years)	6.14	6.36	6.15	6.31
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,552,013	$12.96	$657,915
Granted	355,036	$84.11
Exercised	(908,679)	$8.46
Forfeited or expired	(102,029)	$18.53
Balance as of June 30, 2026	8,896,341	$16.28	$922,461
Vested and exercisable as of June 30, 2026	4,803,993	$7.66	$539,580
Vested and expected to vest as of June 30, 2026	8,896,341	$16.28	$922,461
As of June 30, 2026, there was approximately $85.2 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the weighted average period of 3.6 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity and related information is as follows:

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements

	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2026	33,332	$108.94
Issued	197,499	74.61
Vested	-	-
Forfeited	(1,531)	79.03
Nonvested as of June 30, 2026	229,300	$77.10
As of June 30, 2026, there was approximately $19.2 million of total unrecognized compensation cost related to outstanding restricted stock units, which is expected to be recognized over the weighted average period of 3.4 years.
There was no restricted stock unit activity during the three and six months ended June 30, 2025.
ESPP Activity
The grant date fair value of the stock purchase rights granted under the 2025 ESPP for the three and six months ended June 30, 2026 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Dividend yield	-%	-%
Risk-free interest rate	4.0%	4.0%
Expected volatility	66%	66%
Expected term (in years)	0.50	0.50
As of June 30, 2026, there was approximately $1.2 million of total unrecognized compensation cost related to stock purchase rights granted under the 2025 ESPP, which is expected to be recognized over the weighted average period of 0.5 years.

Stock-Based Compensation Expense
The table below shows stock-based compensation expense included in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$787	$386	$1,421	$739
Research and development	1,753	823	3,109	1,571
Selling, general and administrative	5,677	1,523	10,196	2,796
Total stock-based compensation	$8,217	$2,732	$14,726	$5,106
(9) Income Taxes
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment in such period. The Company recorded income tax benefit of $0.5 million and income tax expense of $14.5 thousand for the three months ended June 30, 2026 and 2025, respectively, and the Company recorded income tax expense of $2.6

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
thousand and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Income tax expense (benefit) consists primarily of income taxes for U.S. federal and the states in which the Company conducts business and the excess tax benefit from the stock based compensation. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained. Given the Company's current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in the near term to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
(10) Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. Employer contributions to the plan are discretionary. During the three months ended June 30, 2026 and 2025, the Company contributed $1.2 million and $0.9 million to this plan, respectively, and during the six months ended June 30, 2026 and 2025, the Company contributed $2.3 million and $1.7 million to this plan, respectively.
(11) Related Party Transactions
In June 2025, the Company granted stock options to certain founders and executive officers under the Company’s 2018 Plan. These grants were approved by the Board of Directors.
There were no material related party transactions during the three and six months ended June 30, 2026.
(12) Net Income (Loss) Per Share
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$8,054	$(246)	$26,024	$(4,234)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	46,403,350	10,385,000	46,169,335	10,349,146
Net income (loss) per share, basic	$0.17	$(0.02)	$0.56	$(0.41)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$8,054	$(246)	$26,024	$(4,234)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	46,403,350	10,385,000	46,169,335	10,349,146
Effect of dilutive securities:
Outstanding stock options and other	8,008,597	—	7,495,459	—
Warrants to purchase common stock	43,576	—	78,447	—
Weighted-average shares used in calculating net income (loss) per share, diluted	54,455,523	10,385,000	53,743,241	10,349,146
Net income (loss) per share, diluted	$0.15	$(0.02)	$0.48	$(0.41)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Redeemable convertible preferred stock	-	29,084,235	-	29,084,235
Outstanding stock options	13,874	8,933,419	6,937	8,933,419
Restricted stock awards in exchange for non-recourse note	-	700,000	-	700,000
Warrants to purchase common stock	-	121,566	-	121,566
Warrants to purchase redeemable convertible preferred stock	-	9,660	-	9,660
(13) Subsequent Events

In July 2026, the Company entered into an agreement with a third party under which the third party will perform research and development services over an approximately eight-month period. Under the agreement, the Company will pay a fee of $3.0 million, which the Company will expense as the services are performed over the service period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report. The following discussion and analysis as well as other parts of this Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions including information with respect to our plans and strategy for our business. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. See also the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless context requires otherwise, references to “we,” “us,” “our,” “BillionToOne,” or “the Company” here refer to BillionToOne, Inc.
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
Founded with the mission to remove the fear of the unknown through powerful and accessible smNGS-based diagnostics, we have swiftly transitioned from an R&D-focused company to a proven commercial organization. Since launching UNITY, our first prenatal product in 2019, we have expanded our offerings first within prenatal genetics, and then to oncology diagnostics. To date, we have processed more than one and a half million smNGS-based tests. Today, we test more than 1 in 10 babies during pregnancy in the United States, a metric that is continuing to increase rapidly every year. UNITY is the first single-gene non-invasive prenatal test (sgNIPT) that uses cfDNA to provide fetal risk assessment for recessive conditions such as sickle cell disease (SCD) and cystic fibrosis (CF) without requiring a paternal sample or invasive procedures such as amniocentesis. Since then, we have expanded our UNITY offering to cover comprehensive prenatal genetic needs from a single maternal blood draw. In 2024, our unique fetal antigen tests resulted in national medical guideline changes, enabling us to position our tests as “the new standard in prenatal care,” further contributing to both test volume and average selling price (ASP) growth, as we leveraged the guideline changes to contract with more insurance companies. By detecting and identifying an extensive array of severe but actionable genetic disorders during pregnancy, we enable substantially better outcomes for newborns via earlier therapeutic and other clinical interventions.
In May 2026, we announced the launch of Unity ConfirmTM, a circulating fetal cell-based, non-invasive confirmation assay designed to enable confirmation of high-risk screening results. The new assay isolates intact circulating fetal cells from a simple maternal blood draw using BillionToOne’s Fetal Cell CaptureTM technology. With the assay, clinicians can confirm a high-risk result from a maternal blood draw without putting the pregnancy at risk from invasive methods such as chorionic villus sampling (CVS) or amniocentesis. In August 2026, we announced the upcoming expansion of the Unity Fetal Risk Screen with the addition of a 130-gene panel, which is currently the largest single-gene NIPT panel available.
In the oncology setting, ultrasensitive tests with real-time insights are required to effectively detect, diagnose, and treat patients with a diverse range of mutations and solid tumor types across the cancer care continuum. In 2023, we successfully leveraged our smNGS platform to launch two complementary pan-cancer liquid biopsy tests – Northstar Select® and Northstar Response®. Our Northstar Select test is used to guide therapy selection and has been shown to detect over 50% more actionable solid tumor mutations than conventional liquid biopsies. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies the amount of cancer (tumor burden) at the single molecule level without requiring a tissue biopsy, enabling real-time monitoring of patient response to therapy with unprecedented precision. Our Northstar tests give physicians extraordinary visibility into cancer profile and treatment response, enabling more informed and earlier treatment decisions that can fundamentally alter patient outcomes. We are actively developing additional diagnostic products to address critical needs across the cancer care continuum. For example, in January 2026, we launched Northstar PGxTM, in February 2026, we launched Northstar Select CHTM, and in August 2026 we announced the launch of Northstar OriginTM. Northstar PGx and Northstar Select CH are add-on applications for Northstar Select, and expand the Northstar platform beyond genomic profiling to address chemotherapy safety (PGx) and clonal hematopoiesis (CH) — two critical decision points in selecting the right therapy for patients. Northstar Origin is an add-on tissue-of-origin feature for our Northstar Select test that can benefit patients with unknown or uncertain diagnoses. Our current development efforts focus on MRD detection, leveraging our platform’s exceptional sensitivity to identify trace amounts of tumor DNA following curative-intent surgery in earlier stage cancers. We are developing a tissue-free, pan-cancer MRD test, which we expect to be commercially available in the fourth quarter of 2026.
Our business momentum is evidenced by our rapidly scaling commercial success and improving operational efficiency. Of the over one and a half million smNGS-based tests that we have processed since our initial launch, over 42% of them, or approximately 726,000 tests, were processed within the last 12 months ended June 30, 2026.
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
Our total test volume, which represents the number of billable tests that we receive for processing during each period and which we also refer to as tests accessioned, grew to approximately 197,000 tests for the three months ended June 30, 2026, compared to 148,000 for the three months ended June 30, 2025. In addition, our total delivered and billable test volume, which represents the number of billable tests for which we deliver a result to the ordering provider each period, grew to approximately 196,000 tests for the three months ended June 30, 2026, compared to 145,000 delivered and billable tests for the three months ended June 30, 2025.
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

Payor coverage, contracting, and more effective reimbursement operations

Our ASPs and revenue depend heavily on our success in achieving and maintaining broad coverage and adequate reimbursement for our molecular diagnostic tests from third-party payors. Third-party reimbursement for our tests represented more than 90% of our revenue for the six months ended June 30, 2026, and we expect government and commercial third-party payors to continue to be our primary source of payments. Coverage and reimbursement by third-party payors, including commercial health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid, can be limited and uncertain for the types of specialized molecular diagnostic tests we offer. Each payor makes its own determination as to whether to establish a policy to cover our tests, as well as the amount it will reimburse for such tests. Payors make these determinations based on factors that include medical necessity, clinical utility, and cost-effectiveness. Reimbursement rates vary significantly by test-type, payor, and coverage determination. Historically, our market access and reimbursement teams have pursued strategies to increase our ASPs by expanding our payor coverage and reimbursement. We believe these strategies will continue to grow our ASPs over time.

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

We actively seek ways to continuously reduce our costs-per-test and improve our gross profit margin, long-term profitability, and return on investment. For example, we have reduced COGS per test through automation and optimization of laboratory workflows, successful negotiations with suppliers, and re-design and re-validation of assays with more optimized chemistry or higher-throughput sequencing. Nevertheless, as our test volumes grow, we have made and will continue to make significant investments in state-of-the-art infrastructure to support our growth. In 2023 we successfully expanded our laboratory operations from a single facility with 36,000 square feet in Menlo Park, California by adding a second laboratory facility in Union City, California with 90,000 square feet. To further support our growth beyond our current facilities, we entered a lease for the construction of 220,000 square feet of laboratory space in Austin, Texas which includes a tenant improvement package. We expect to occupy this facility in 2027, and open for processing commercial samples in 2028. Once the facility is fully utilized, we expect our potential testing capacity to be nearly triple our current capabilities In addition, in June 2026, we entered a lease for a third laboratory facility in Union City, California with approximately 62,659 square feet of office and laboratory space, which includes a tenant improvement package. This facility, which we expect to occupy in 2027, will be dedicated to our oncology products and more than triple the current oncology-dedicated laboratory space.

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
Key components of results of operations
Revenue
The majority of our revenue is derived from sales of our prenatal test, UNITY, and a smaller portion is derived from sales of our liquid biopsy oncology tests, Northstar. Specifically, during the year ended December 31, 2025, 91% of our revenue was from our prenatal tests, 8% of our revenue was from our oncology tests, and 1% of our revenue was from our clinical trial support and other services. Additionally, during the six months ended June 30, 2026 and 2025, approximately 88% and 93%, respectively, of our revenue was from our prenatal tests, 11% and 6%, respectively, of our revenue was from our oncology tests, and 1% and 1%, respectively, of our revenue was from our clinical trial support and other services. We market our products to health clinics and physicians or a combination of the insurance carrier and patient for fees. Revenue for tests is recognized when test results are delivered to the ordering physician.
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
Other income (expense), net
Other income (expense), net is comprised of the change in fair value of our liabilities related to warrants for common stock and redeemable convertible preferred stock and various income or expense items of a non-recurring nature.
Provision for income taxes
Provision for income taxes consists of U.S. federal and state income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax position are classified in the unaudited financial statements as income tax expense.

Results of operations
Comparison of the three months ended June 30, 2026 and 2025
The following table sets forth information derived from our statements of operations and comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percent)
Revenue	$109,448	$66,573	$42,875	64.4%
Cost of revenue(1)	32,341	23,107	9,234	40.0
Gross profit	77,107	43,466	33,641	77.4

Operating expenses:
Research and development(1)	17,315	11,751	5,564	47.3
Selling, general and administrative(1)	54,289	33,342	20,947	62.8
Total operating expenses	71,604	45,093	26,511	58.8
Income (loss) from operations	5,503	(1,627)	7,130	438.2

Other income (expense):
Interest income	4,694	1,451	3,243	223.5
Interest expense	(8)	(32)	24	(75.0)
Change in fair value of term loan	(2,968)	(10)	(2,958)	NM
Other income (expense), net	297	(14)	311	NM
Total other income (expense)	2,015	1,395	620	44.4
Income (loss) before provision for income taxes	7,518	(232)	7,750	NM
Provision for income taxes	(536)	14	(550)	NM
Net income (loss) and comprehensive income (loss)	$8,054	$(246)	$8,300	NM
NM = Not meaningful
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Cost of revenue	$787	$386
Research and development	1,753	823
Selling, general and administrative	5,677	1,523
Total stock-based compensation expense	$8,217	$2,732
Revenue
Revenue increased $42.9 million, or 64%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven primarily by a 35% increase in the total volume of delivered and billable tests to approximately 196,000 for the three months ended June 30, 2026 from approximately 145,000 for the three months ended June 30, 2025. The increase in revenue was also attributable to an increase in our Overall ASP of 21%. Overall ASP is the weighted average ASP across all of our prenatal and oncology products. It is computed by dividing revenue for our prenatal and oncology tests by the number of tests that are delivered and billable. The number of tests that are delivered and billable in a given period represents the number of billable tests for which we deliver a result to the ordering provider in such period.
We derive our revenue primarily from the number of tests processed and results delivered to the ordering physician. All tests processed are accessioned in our laboratories.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of the expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of the expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. For example, we increased the number of contracts compared to last year that we have with payors for our prenatal tests and we continued to benefit from our proprietary PLA code, both of which drove increases in ASP for the three months ended June 30, 2026 compared to the same period in the prior year.
Cost of revenue
Cost of revenue increased $9.2 million, or 40%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $4.9 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $4.3 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin
Gross profit increased $33.6 million, or 77%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP slightly offset by a small increase in Overall Cost Per Test as the sales mix shifted towards the faster growing oncology products which have a higher cost-per-test than prenatal. Some of the increase from the shift in sales mix was offset by our programs to actively reduce variable expenses and increase efficiency from our fixed costs. Overall Cost Per Test is the weighted average cost per test across all of our prenatal and oncology products. It is computed by dividing cost of goods sold for our prenatal and oncology tests by the number of tests that are accessioned. The number of tests that are accessioned in a given period represents the number of billable tests that we receive for processing during such period. We refer to this number as our “Total Test Volume.”
Gross margin increased to 70% for the three months ended June 30, 2026 from 65% for the three months ended June 30, 2025 for the reasons described above.
The increase in our Overall ASP contributed to all of the improvement of our gross margin for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This improvement was partially offset by an increase in our Overall Cost Per Test of 3% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Cost Per Test for both of our oncology products and for our prenatal products declined during the three months ended June 30, 2026 compared to both the three months ended March 31, 2026 and the three months ended June 30, 2025. However, these improvements were offset by a shift in the sales mix towards oncology products which have higher costs-per-test, resulting in the increase in our Overall Cost Per Test.
For the three months ended June 30, 2026 and 2025, our cost of goods sold consisted of 56% of variable costs and 44% of fixed costs, remaining consistent period over period.
Operating expenses
Research and development expenses
Research and development expenses increased $5.6 million, or 47%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $2.7 million increase in personnel costs which included $0.9 million in stock-based compensation expense, a $1.5 million increase in reagents and supplies costs, a $0.6 million increase in equipment expenses and overhead allocations, a $0.6 million increase in clinical studies expense and a $0.2 million increase in consulting and other costs. The increase in research and development expenses was primarily driven by an increase in our average research and development headcount of 28 employees during the periods presented to support our product development and innovation efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $20.9 million, or 63%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $16.9 million increase in salaries, commissions and related expenditure which included $4.2 million in stock-based compensation expense, a $1.6 million increase in professional and consulting fees, a $1.0 million increase in facilities and other costs, a $0.9 million increase in allocated IT and software licenses expense and a $0.5 million increase in reimbursement collection services fees. The increase in selling, general and administrative expenses was driven by an increase in our average selling, general and administrative headcount of 139 employees during the periods presented to support our sales, marketing and other corporate strategies.
Interest income
Interest income increased $3.2 million, or 224%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the three months ended June 30, 2025, due to the proceeds from our IPO in November 2025.
Interest expense
Interest expense decreased $24.0 thousand, or 75%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Change in fair value of term loan
Change in fair value of term loan increased $3.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to a change in fair value of the Oberland Capital debt of $2.2 million, primarily related to the draw of the third tranche on March 31, 2026, an increase in interest expense of $0.6 million and an increase in revenue participation payments of $0.1 million.
Other income (expense), net
Other income (expense), net increased $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to $0.6 million in other income related to an insurance recovery offset by a $0.3 million decrease in the fair value of our Class A common stock warrants, due to the exercise of the Class A common stock warrants during the three months ended June 30, 2026.

Comparison of the six months ended June 30, 2026 and 2025
The following table sets forth information derived from our statements of operations and comprehensive income (loss) for each of the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percent)
Revenue	$217,836	$125,536	$92,300	73.5%
Cost of revenue(1)	61,633	44,098	17,535	39.8
Gross profit	156,203	81,438	74,765	91.8

Operating expenses:
Research and development(1)	32,007	22,181	9,826	44.3
Selling, general and administrative(1)	100,859	63,199	37,660	59.6
Total operating expenses	132,866	85,380	47,486	55.6
Income (loss) from operations	23,337	(3,942)	27,279	692.0

Other income (expense):
Interest income	9,339	2,957	6,382	215.8
Interest expense	(18)	(72)	54	(75.0)
Change in fair value of term loan	(7,229)	(3,102)	(4,127)	133.0
Other income (expense), net	598	39	559	NM
Total other income (expense)	2,690	(178)	2,868	NM
Income (loss) before provision for income taxes	26,027	(4,120)	30,147	731.7
Provision for income taxes	3	114	(111)	(97.4)
Net income (loss) and comprehensive income (loss)	$26,024	$(4,234)	$30,258	714.6
NM = Not meaningful
(1) Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cost of revenue	$1,421	$739
Research and development	3,109	1,571
Selling, general and administrative	10,196	2,796
Total stock-based compensation expense	$14,726	$5,106

Revenue
Revenue increased $92.3 million, or 74%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven primarily by a 40% increase in the total volume of delivered and billable tests to approximately 384,000 for the six months ended June 30, 2026 from approximately 275,000 for the six months ended June 30, 2025. The increase in revenue was also attributable to an increase in our Overall ASP of 25%. Furthermore, new agreements with payors entered into in the first quarter of 2026 resulted in an increase in revenue related to expected payments on the reprocessing of claims for tests delivered in the first three months of 2026 and the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly less than half of the $12.0 million in revenue related to performance obligations satisfied in prior periods for the six months ended June 30, 2026.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. Over the last 12 months we have continued to increase the number of contracts we have with payors for our prenatal tests which drove increases in ASP in the six months ended June 30, 2026 compared to the same period in the prior year. In addition, we continued to benefit from a our proprietary PLA code for our prenatal tests. When utilized, the PLA code is typically reimbursed at a higher rate; this contributed to an increase in ASPs during the six months ended June 30, 2026.
Cost of revenue
Cost of revenue increased $17.5 million, or 40%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase of $10.6 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $6.9 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin
Gross profit increased $74.8 million, or 92%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP slightly offset by a small increase in Overall Cost Per Test as the sales mix shifted towards the faster growing oncology products which have a higher cost-per-test than prenatal. Some of the increase from the shift in sales mix was offset by our programs to actively reduce variable expenses and increase efficiency from our fixed costs.
Gross margin increased from 65% for the six months ended June 30, 2025 to 72% for the six months ended June 30, 2026 for the reasons described above.
The increase in our Overall ASP contributed to all of the improvement of our gross profit margin for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, with Overall Cost Per Test staying relatively stable for both periods.
For the six months ended June 30, 2026, our cost of goods sold consisted of 57% of variable costs and 43% of fixed costs and for the six months ended June 30, 2025 our cost of goods sold consisted of 54% of variable costs and 46% of fixed costs. The increase in variable costs during the period was attributable primarily to an increase in test volume from prenatal testing, partially offset by efficiencies gained in our lab from the increased test volume in both prenatal and oncology testing.
Operating expenses
Research and development expenses
Research and development expenses increased $9.8 million, or 44%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $4.9 million increase in personnel costs which included $1.5 million in stock-based compensation expense, a $2.1 million increase in reagents and supplies costs, a $1.5 million increase in equipment expenses and overhead allocations, a $0.7 million increase in clinical studies expense and a $0.5 million increase in consulting. The increase in research and development expenses was primarily driven by an increase in our average research and development headcount of 27 employees during the periods presented to support our product development and innovation efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $37.7 million, or 60%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $29.2 million increase in salaries, commissions and related expenditure which included $7.4 million in stock-based compensation expense, a $3.5 million increase in professional and consulting fees, a $2.3 million increase in facilities and other costs, a $1.7 million increase in allocated IT and software licenses expense and a $1.0 million increase in reimbursement collection services fees. The increase in selling, general and administrative expenses was driven by an increase in our average selling, general and administrative headcount of 133 employees during the periods presented to support our sales, marketing and other corporate strategies.
Interest income
Interest income increased by $6.4 million, or 216%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the six months ended June 30, 2025, due to the proceeds from our IPO in November 2025.
Interest expense
Interest expense decreased $0.1 million, or 75%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Change in fair value of term loan
Change in fair value of term loan increased $4.1 million, or 133% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to a change in fair value of the Oberland Capital debt of $3.2 million, primarily related to the draw of the third tranche on March 31, 2026, an increase in interest expense of $0.6 million and an increase in revenue participation payments of $0.3 million.
Other income (expense), net
Other income (expense), net increased $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to $0.6 million in other income related to an insurance recovery.
Non-GAAP financial measures
We use certain non-GAAP financial measures to supplement our unaudited financial statements, which are presented in accordance with GAAP. These non-GAAP financial measures include EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations, and non-GAAP net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding the impact of certain items that we believe do not directly reflect our underlying operations, we are of the opinion that EBITDA, Adjusted EBITDA, non-GAAP income (loss) from operations and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and forecasting. These metrics also provide investors and other users of our financial information with additional tools to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

EBITDA
We define EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, and depreciation and amortization expense. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$8,054	$(246)	$26,024	$(4,234)
Provision for income taxes	(536)	14	3	114
Interest (income)	(4,694)	(1,451)	(9,339)	(2,957)
Interest expense	8	32	18	72
Depreciation and amortization	1,829	1,746	3,567	3,540
EBITDA	$4,661	$95	$20,273	$(3,465)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$8,054	$(246)	$26,024	$(4,234)
Provision for income taxes	(536)	14	3	114
Interest (income)	(4,694)	(1,451)	(9,339)	(2,957)
Interest expense	8	32	18	72
Depreciation and amortization	1,829	1,746	3,567	3,540
Stock-based compensation expense	8,217	2,732	14,726	5,106
Change in fair value of term loan	2,968	10	7,229	3,102
Change in fair value of warrant liabilities	297	14	(62)	(42)
Adjusted EBITDA	$16,143	$2,851	$42,166	$4,701
Non-GAAP income (loss) from operations
We define non-GAAP income (loss) from operations as income (loss) from operations presented in accordance with GAAP, adjusted to exclude stock-based compensation expense.
A reconciliation of income (loss) from operations, the most directly comparable GAAP financial measure, to non-GAAP income (loss) from operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from operations	$5,503	$(1,627)	$23,337	$(3,942)
Stock-based compensation expense	8,217	2,732	14,726	5,106
Non-GAAP income (loss) from operations	$13,720	$1,105	$38,063	$1,164

Non-GAAP net income (loss)
We monitor non-GAAP net income (loss) for planning and performance measurement purposes. We define non-GAAP net income (loss) as net income (loss) reported on our statements of operations and comprehensive income (loss), excluding the impact of stock-based compensation expense, change in fair value of the term loan and change in fair value of warrant liabilities. We exclude fair value adjustments related to debt, which can fluctuate significantly and do not directly reflect our underlying operations. Our calculation of non-GAAP net income (loss) does not currently include the tax effects of the stock-based compensation expense adjustment because such tax effects have not been material to date.
A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to non-GAAP net income (loss) is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$8,054	$(246)	$26,024	$(4,234)
Stock-based compensation expense	8,217	2,732	14,726	5,106
Change in fair value of term loan	2,968	10	7,229	3,102
Change in fair value of warrant liabilities	297	14	(62)	(42)
Non-GAAP net income (loss)	$19,536	$2,510	$47,917	$3,932
Liquidity and capital resources
Since our inception, prior to our IPO, we financed our operations primarily through the issuance of convertible notes, redeemable convertible preferred stock, debt, and cash generated from the sale of our products. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $548.6 million and working capital of $595.7 million. On November 7, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $286.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. Cash and cash equivalents are comprised of cash held in sweep accounts, checking accounts, lock-box accounts and money market funds. Our principal use of cash is to fund operations and invest in research and development to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $248.7 million as of June 30, 2026. While we did have positive income from operations and positive cash flows in the six months ended June 30, 2026, we may be unable to sustain positive income from operations and positive cash flows in future periods. We believe our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
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
Beginning with the fiscal quarter ended March 31, 2025, excluding any fiscal quarter in which our aggregate cash and cash equivalents is greater than 1.1 times the aggregate principal amount of the notes issued under the Note Purchase Agreement, we are required to maintain trailing six-month net revenue based on a schedule that gradually increases up to $120.0 million as of December 31, 2026, and a trailing six-month gross margin (as defined in the Note Purchase Agreement) of not less than 30%. As of June 30, 2026, we were in compliance with all financial covenants in the agreement. The Note Purchase Agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described in the preceding paragraph. Beginning with the fiscal year beginning January 1, 2025, we are required to make revenue participation payments under the Note Purchase Agreement.
Cash flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$24,566	$3,807
Net cash used in investing activities	$(8,520)	$(5,221)
Net cash provided by (used in) financing activities	$36,607	$(1,105)
Operating activities
Net cash provided by operating activities during the six months ended June 30, 2026 was $24.6 million. Net income of $26.0 million included $24.9 million in non-cash charges primarily resulting from $14.7 million of stock-based compensation, $3.6 million of depreciation and amortization, $2.8 million of amortization of right-of-use assets, and aggregate $3.7 million of change in fair value of the common stock warrant liability and term loan. Operating assets had outflows of $38.5 million primarily resulting from a $33.3 million increase in accounts receivable, driven partially by new agreements entered into with payors in 2026, $3.6 million increase in inventory, $1.0 million increase in prepaid expenses and other current assets and a $0.6 million increase in other non-current assets. Operating liabilities had inflows of $12.1 million primarily resulting from a $15.6 million increase in accounts payable and accrued expense balances, offset by a $2.4 million decrease in operating lease liabilities and $1.2 million decrease in deferred revenue.
Net cash provided by operating activities during the six months ended June 30, 2025 was $3.8 million. Net loss of $4.2 million included $11.7 million in non-cash charges primarily resulting from $5.1 million of stock-based compensation, $3.5 million of depreciation and amortization, $2.5 million of amortization of right-of-use assets, and aggregate $0.5 million of change in fair value of the common stock warrant liability, term loan and convertible notes. Operating assets had outflows of $11.0 million primarily resulting from a $5.7 million increase in accounts receivable, $5.0 million increase in inventory, and $2.7 million increase in other non-current assets, offset by a $2.4 million decrease in prepaid and other current assets. Operating liabilities had inflows of $7.4 million primarily resulting from an $10.1 million increase in accounts payable and accrued expense balances, offset by a $2.1 million decrease in operating lease liabilities and $0.6 million decrease in deferred revenue.
Investing activities
Net cash used in investing activities during the six months ended June 30, 2026 totaled $8.5 million due to purchases of property and equipment.
Net cash used in investing activities during the six months ended June 30, 2025 totaled $5.2 million due to purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2026 totaled $36.6 million which was comprised of $30.0 million from the draw of the third tranche of the Oberland Debt and $7.4 million in proceeds from the exercise of stock options, offset by $0.5 million of payments of deferred offering costs and $0.3 million of principal payments on finance lease liabilities.
Net cash used in financing activities during the six months ended June 30, 2025 totaled $1.1 million which was comprised of $1.0 million principal payments on finance lease liabilities and $0.6 million of payments of deferred offering costs, offset by $0.5 million in proceeds from the exercise of stock options.
Contractual obligations and commitments

Operating lease commitments. Our operating lease commitments primarily include our labs and corporate offices. As of June 30, 2026, we had fixed lease payment obligations of $67.7 million, with $10.4 million to be paid within 12 months and the remainder thereafter.
Finance lease commitments. Our finance lease commitments primarily relate to equipment used in our labs. As of June 30, 2026, we had fixed lease payment obligations of $0.6 million, with $0.4 million to be paid within 12 months and the remainder thereafter.
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
Critical accounting estimates
We prepare our unaudited financial statements in conformity with GAAP. The preparation of unaudited financial statements in conformity with GAAP required certain estimates and assumptions to be made that may affect our unaudited financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on From 10-Q. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
We base our estimates and judgments on reasonably available information. Our estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the unaudited financial statements.
We continue to monitor and assess our critical estimates in light of developments, and as new events occur and additional information is obtained, our estimates may change materially in future periods.
For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our critical accounting estimates.

Recent accounting pronouncements
See Note 2 of our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on From 10-Q for more information regarding recently issued accounting pronouncements.
Emerging growth company status
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards until the earlier of the date we (i) qualify for treatment as an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided for emerging growth companies. As a result, our unaudited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and our indebtedness. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $548.6 million and $496.0 million, respectively, held primarily in cash deposits and money market funds. As of June 30, 2026, we had a net balance of $91.0 million outstanding under our Oberland Capital Note Purchase Agreement, which is subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.
Foreign currency exchange rate fluctuations
Our operations are currently conducted almost entirely in the United States as international markets represented less than 1% of our revenue during the three months ended June 30, 2026. If we choose to expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency based expenses would increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal. As of June 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting as described below.
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
We previously reported material weaknesses in our internal control over financial reporting, and they remained unremediated as of June 30, 2026, relating to the following:
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

Remediation Efforts
We continue to make progress towards remediating these material weaknesses. These remediation measures are ongoing as of the date of this Quarterly Report on Form 10-Q and include:
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
We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed, implemented, and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of June 30, 2026.
We remain committed to remediating the material weaknesses and management, with the oversight of our Audit Committee, has devoted and will continue to devote considerable effort to remediate the material weaknesses identified above.
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation measures described above, there were no changes in our internal control over financial reporting identified (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 5 of our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Qfor more information concerning certain legal proceedings in which we are involved, which is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
On May 6, 2026, we issued shares of our Class A common stock to Western Alliance Bank upon exercise of outstanding Class A common stock warrants, pursuant to a net exercise mechanism. 80,357 of the warrants had an exercise price of $2.80, and 41,209 of the warrants had an exercise price of $10.92. The net exercise resulted in the issuance of 113,116 shares of Class A common stock, with 8,450 shares withheld to cover the aggregate exercise price.
On June 8, 2026, we issued 10,000 shares of our Class A common stock to Oguzhan Atay, our Chief Executive Officer and the Chair of our Board of Directors, in connection with the conversion at Mr. Atay’s option of an equivalent number of shares of our Class B common stock held by Mr. Atay.
We believe the sales and issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended pursuant to Section 3(a)(9) thereof, because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the paragraphs below.
On June 2, 2026, John ten Bosch, our Senior Vice President of Laboratory Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. ten Bosch’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the sale of up to 12,750 shares of Class A common stock between September 9, 2026 and December 4, 2026.
On June 5, 2026, Oguzhan Atay, our Chief Executive Officer and the Chair of our Board of Directors, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Atay’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 100,000 stock options and sale of the underlying shares of Class A common stock, between September 14, 2026 and November 27, 2026.
On June 5, 2026, David Tsao, our President, Chief Technology Officer and a member of our Board of Directors, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Tsao’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 70,000 stock options and sale of the underlying shares of Class A common stock, between September 9, 2026 and December 4, 2026.
On June 8, 2026, Thomas Lynch, our General Counsel, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Lynch’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 38,226 stock options and sale of the underlying shares of Class A common stock, between September 8, 2026 and December 9, 2026.
On June 8, 2026, Shan Riku Sakakibara, our Chief Product Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Sakakibara’s plan provides for, subject to certain market price limits and other terms set forth in the plan, (a) the sale of up to 12,000 shares of Class A common stock, and (b) the exercise of up to 8,000 stock options and sale of the underlying shares of Class A common stock, between September 8, 2026 and December 9, 2026.
On June 9, 2026, Nancy Johnson, our Senior Vice President of Sales and Commercial Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Johnson’s plan provides for, subject to certain market price limits and other terms set forth in the plan, (a) the sale of up to 25,582 shares of Class A common stock, and (b) the exercise of up to 30,000 stock options and sale of the underlying shares of Class A common stock, between October 1, 2026 and December 31, 2026, to the extent such trades were not previously executed under Ms. Johnson’s prior stock trading plan entered into on March 6, 2026, which terminates on August 31, 2026

Item 6. Exhibits
(a) Exhibits

Exhibit No	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-42934	3.1	November 10, 2025
3.2	Amended and Restated Bylaws of Registrant	8-K	001-42934	3.2	November 10, 2025
10.1	Lease Agreement between BillionToOne, Inc. and TPI Investors 21, LLC, dated April 19, 2024					X
10.2	First Amendment to Lease Agreement between BillionToOne, Inc. and Tarlton-Reger Owner, LLC (as successor-in-interest to TPI Investors 21, LLC), dated August 29, 2025					X
10.3	Lease Agreement between BillionToOne, Inc. and Whipple Road Portfolio, LLC, dated June 23 2026					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
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

BillionToOne, Inc.

Date: August 5, 2026	By:	/s/ Oguzhan Atay
Oguzhan Atay
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)