Form 10-Q
period 2026-09-30
BillionToOne, Inc.
filed 2026-11-04
CIK 2070849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 2, 2026, there were 43,272,198 shares of Class A common stock and 4,502,650 shares of Class B common stock, each with a par value $0.00001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
BillionToOne, Inc.
Balance Sheets
(in thousands, except share amounts, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$561,512	$495,975
Accounts receivable	88,283	41,617
Inventories	21,891	17,545
Prepaid expenses and other current assets	10,407	5,421
Total current assets	682,093	560,558
Property and equipment, net	26,784	20,361
Operating lease right-of-use assets, net	46,300	46,742
Other non-current assets	5,313	4,993
Total assets	$760,490	$632,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,232	$7,184
Accrued expenses and other current liabilities	15,018	7,247
Accrued commissions	3,465	3,912
Accrued compensation and employee benefits	22,869	12,551
Common stock warrant liability	-	9,282
Deferred revenue, current	1,884	2,188
Operating lease liabilities, current	6,784	5,079
Financing lease liabilities, current	385	519
Total current liabilities	60,637	47,962
Operating lease liabilities, non-current	44,222	45,723
Financing lease liabilities, non-current	75	348
Deferred revenue, non-current	28	1,290
Long-term debt	88,982	57,226
Total liabilities	193,944	152,549
Commitments and contingencies (Note 5)

Stockholders’ equity:
Class A common stock, $0.00001 par value, 800,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 43,128,349 and 41,252,105 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class B common stock, $0.00001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 4,502,650 and 4,552,650 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	800,739	756,644
Accumulated other comprehensive loss	(2,861)	(1,792)
Accumulated deficit	(231,332)	(274,747)
Total stockholders’ equity	566,546	480,105
Total liabilities and stockholders’ equity	$760,490	$632,654
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Operations and Comprehensive Income
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$122,981	$83,523	$340,817	$209,059
Cost of revenue	35,836	25,107	97,469	69,205
Gross profit	87,145	58,416	243,348	139,854
Operating expenses:
Research and development	20,216	12,953	52,223	35,134
Selling, general and administrative	55,906	35,830	156,765	99,029
Total operating expenses	76,122	48,783	208,988	134,163
Income from operations	11,023	9,633	34,360	5,691
Other income (expense):
Interest income	4,912	1,535	14,251	4,492
Interest expense	(6)	(20)	(24)	(92)
Change in fair value of term loan	1,482	(3,936)	(5,747)	(7,038)
Other income (expense), net	(19)	(1,630)	579	(1,591)
Total other income (expense)	6,369	(4,051)	9,059	(4,229)
Income before provision for income taxes	17,392	5,582	43,419	1,462
Provision for income taxes	1	(129)	4	(15)
Net income	$17,391	$5,711	$43,415	$1,477
Less: Net income attributable to participating securities	-	(4,204)	-	(1,089)
Net income attributable to common stockholders	$17,391	$1,507	$43,415	$388
Other comprehensive income, net of taxes:
Change in fair value of term loan attributable to instrument‑specific credit risk	$(1,069)	$-	$(1,069)	$-
Other comprehensive loss, net of taxes	(1,069)	-	(1,069)	-
Comprehensive income, net of taxes	$16,322	$5,711	$42,346	$1,477
Net income per share, basic and diluted:
Net income per share, basic	$0.37	$0.14	$0.93	$0.04
Net income per share, diluted	$0.32	$0.10	$0.81	$0.03
Weighted-average shares used in calculating net income per share, basic and diluted:
Weighted-average shares used in calculating net income per share, basic	47,271,383	10,429,583	46,540,721	10,376,253
Weighted-average shares used in calculating net income per share, diluted	53,732,158	15,571,949	53,743,737	15,117,365
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Three Months Ended September 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2026	-	$-	46,826,550	$-	$787,321	$(1,792)	$(248,723)	$536,806
Issuance of Class A common stock upon exercise of stock options	-	-	797,294	-	4,634	-	-	4,634
Issuance of common stock upon vesting of RSUs	-	-	11,263	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	(4,108)	-	(435)	-	-	(435)
Stock-based compensation	-	-	-	-	9,067	-	-	9,067
Vesting of early exercised options	-	-	-	-	152	-	-	152
Other comprehensive loss	-	-	-	-	-	(1,069)	-	(1,069)
Net income	-	-	-	-	-	-	17,391	17,391
Balance at September 30, 2026	-	$-	47,630,999	$-	$800,739	$(2,861)	$(231,332)	$566,546

	Three Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance at June 30, 2025	29,084,235	$419,409	11,085,044	$-	$36,182	$-	$(286,435)	$(250,253)
Issuance of common stock upon exercise of stock options	-	-	93,423	-	554	-	-	554
Stock-based compensation	-	-	-	-	4,475	-	-	4,475
Net income	-	-	-	-	-	-	5,711	5,711
Balance at September 30, 2025	29,084,235	$419,409	11,178,467	$-	$41,211	$-	$(280,724)	$(239,513)

	Nine Months Ended September 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	-	$-	45,804,755	$-	$756,644	$(1,792)	$(274,747)	$480,105
Issuance of Class A common stock upon exercise of stock options	-	-	1,705,973	-	12,319	-	-	12,319
Issuance of common stock upon vesting of RSUs	-	-	11,263	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	(4,108)	-	(435)	-	-	(435)
Stock-based compensation	-	-	-	-	22,839	-	-	22,839
Exercise of Class A common stock warrants	-	-	113,116	-	9,220	-	-	9,220
Vesting of early exercised options	-	-	-	-	152	-	-	152
Other comprehensive loss	-	-	-	-	-	(1,069)	-	(1,069)
Net income	-	-	-	-	-	-	43,415	43,415
Balance at September 30, 2026	-	$-	47,630,999	$-	$800,739	$(2,861)	$(231,332)	$566,546

	Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	29,084,235	$419,409	10,925,950	$-	$30,545	$-	$(282,201)	$(251,656)
Issuance of common stock upon exercise of stock options	-	-	252,517	-	1,085	-	-	1,085
Stock-based compensation	-	-	-	-	9,581	-	-	9,581
Net income	-	-	-	-	-	-	1,477	1,477
Balance at September 30, 2025	29,084,235	$419,409	11,178,467	$-	$41,211	$-	$(280,724)	$(239,513)
The accompanying notes are an integral part of these interim financial statements.

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$43,415	$1,477
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,430	9,581
Depreciation and amortization	5,540	5,232
Amortization of operating right-of-use assets	4,432	3,715
Loss on disposal of fixed assets	82	7
Change in fair value of common stock warrant liability	(62)	1,409
Change in fair value of redeemable convertible preferred stock warrant liability	-	176
Change in fair value of term loan	687	3,505
Changes in operating assets and liabilities:
Accounts receivable	(46,666)	(9,937)
Inventories	(4,346)	(8,656)
Prepaid expenses and other current assets	(4,903)	(1,727)
Other non-current assets	(320)	(62)
Accounts payable	4,025	3,047
Accrued expenses and other current liabilities	7,871	3,972
Accrued commissions	(447)	166
Accrued compensation and employee benefits	8,727	5,268
Deferred revenue	(1,566)	(123)
Operating lease liabilities	(3,786)	(3,247)
Net cash provided by operating activities	37,113	13,803
Cash flows from investing activities:
Purchases of property and equipment	(12,466)	(7,344)
Net cash used in investing activities	(12,466)	(7,344)

BillionToOne, Inc.
Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	-
Principal payments on finance lease liabilities	(407)	(1,449)
Payment of deferred offering costs	(504)	(2,516)
Proceeds from exercise of stock options	12,236	1,181
Taxes paid related to net share settlement of equity awards	(435)	-
Net cash provided by (used in) financing activities	40,890	(2,784)
Net increase in cash and cash equivalents	65,537	3,675
Cash and cash equivalents at beginning of period	495,975	191,477
Cash and cash equivalents at end of period	$561,512	$195,152

Supplemental cash flow disclosure:
Cash payments for interest	$5,084	$3,626
Cash paid for income taxes	$393	$460
Supplemental cash flow information and non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,970	$500
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$-	$1,144
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,034	$-
Cash paid for amounts included in the measurement of operating lease liabilities	$7,135	$6,594
Net exercise of Class A common stock warrants	$9,220	$-
Operating cash flows from financing leases (interest paid)	$24	$89
Exercise of stock options for which cash had not been received	$86	$-
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
For a summary of the Company’s significant accounting policies refer to “Note 2. Summary of Significant Accounting Policies” in the notes to the financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2026.
Unaudited interim financial information
The unaudited financial statements do not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In management’s opinion, the unaudited financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheets, statements of operations and comprehensive income, statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
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
The Company is subject to regulation and enforcement by the federal government and by authorities in state and foreign jurisdictions in which the Company conducts business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security laws and regulations. If the Company’s operations are found to be in violation of any such laws or government regulations that apply to us, the Company may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations and exclusion from participation in federal and state healthcare programs.
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
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, a performance obligation is satisfied
The Company generates revenue primarily from prenatal and oncology testing services, which are referred to as testing services or test results. The Company considers the patient, who requests the test through the patient's physician, to be its customer. Test results are the single performance obligation being provided to customers. Testing service revenue is recognized at a point in time when test results are delivered to the ordering physician. The Company generally bills an insurance carrier, Medicaid, Medicare, the patient, or a combination upon delivery of test results.
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
In January 2023, the Company entered into a partnership with Johnson & Johnson ("J&J") under which the Company is licensing the Company’s proprietary knowledge, performing clinical trial support services including developing a clinical study assay, and other testing services to support a clinical trial for the counterparty. In March 2026, the Company amended and restated the agreement governing the partnership with J&J to amend

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
pricing and extend the term of the agreement, the extension is expected to have a duration of approximately three years. The Company concluded that the agreement and the amended agreement with J&J were within the scope of ASC 606 because the counterparty in the agreement meets the definition of a customer. The Company evaluated the terms of the agreement for revenue recognition, including whether the services are capable of being distinct and considered distinct within the context of the contract. The Company concluded that the licensing of the know how is not distinct from the other promises within the agreement and, as a result, was treated as a single performance obligation. Under this contract, the Company receives payments upon the achievement of milestones, including (i) receipt of approval of the trial, which was achieved in 2023, (ii) various patient enrollment milestones, and (iii) subsequent full trial completion, as well as reimbursement for testing services. In making an assessment of whether variable consideration should be included in the transaction price, the Company considers the degree of complexity and uncertainty associated with each milestone and related testing services, and whether achievement of the milestones and testing services are dependent on parties other than the Company.
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
The Company applies the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of September 30, 2026, the Company’s remaining performance obligations beyond one year were approximately $4.8 million.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Disaggregation of revenue
The following table presents disaggregation of revenue by Prenatal, Oncology and Clinical trial support and other services for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Prenatal	$104,289	$74,071	$295,062	$191,001
Oncology	17,054	8,691	41,438	15,814
Clinical trial support and other services	1,638	761	4,317	2,244
Total revenues	$122,981	$83,523	$340,817	$209,059
Substantially all revenues recognized for the three and nine months ended September 30, 2026 and 2025 were generated in the United States.
Revenue related to performance obligations satisfied in prior periods
For the three months ended September 30, 2026 and 2025, the Company recorded $7.6 million and $3.7 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recorded $19.6 million and $6.9 million, respectively, of revenue related to performance obligations satisfied in prior periods.
In the first quarter of 2026, the Company entered into new agreements with payors that resulted in an increase of revenue related to expected payments on the reprocessing of claims through the date of the agreements, including claims from the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly less than half of the $19.6 million in revenue related to performance obligations satisfied in prior periods for the nine months ended September 30, 2026.
Deferred revenue
Deferred revenue, which is a contract liability, consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. As of September 30, 2026 and December 31, 2025, the deferred revenue balance was $1.9 million and $3.5 million, respectively. Primarily all deferred revenue as of September 30, 2026 was classified as current. As of December 31, 2025, $1.3 million of the deferred revenue balance was classified as non-current and $2.2 million was classified as current. For the three months ended September 30, 2026 and 2025, the Company recognized revenue from deferred revenue at the beginning of the period of $1.0 million and $0.6 million, respectively, and for the nine months ended September 30, 2026 and 2025, recognized revenue from deferred revenue at the beginning of the period of $2.9 million and $2.1 million, respectively.
Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income and changes in fair value due to instrument-specific credit risk on the term loan. During the three and nine months ended September 30, 2025, the Company did not have any other comprehensive income (loss) and, therefore, the net income and comprehensive income (loss) were the same.
Segment information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a company-wide basis to make operating decisions, allocate resources, and evaluate financial performance. As such, the Company has determined that it is managed as one operating segment and one reportable segment.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Key areas of focus for the CODM when making decisions on the allocations of resources are cash used in operations as well as revenue, gross margin and net income and comprehensive income; this information is used by the CODM and compared to budgeted amounts in order for the CODM to make decisions on how resources should be allocated across the organization. The Company’s segment measure of profitability is net income and comprehensive income.
Segment revenues are predominantly derived from prenatal and oncology testing results, leveraging the Company’s diagnostic technology platform, which are delivered to patients, who are the Company’s customers. The Company’s customers are predominantly located in the United States. Substantially all of the Company’s long-lived assets are located in the United States. The Company’s technology platform is applied similarly in both the prenatal and oncology settings.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(3) Fair Value Measurements
The fair value measurements of assets and liabilities that are measured at fair value on a recurring basis consisted of the following as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$448,568	$-	$-	$448,568
Total assets	$448,568	$-	$-	$448,568
Liabilities:
Term loan	$-	$-	$88,982	$88,982
Total liabilities	$-	$-	$88,982	$88,982

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
The significant assumptions used in preparing the income approach model for valuing the term loan as of September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Discount rate	7.40%	7.10%
Annual interest rate	8.00%	8.00%
Expected term (years) – Scenario 1	3.5	4.25
Expected term (years) – Scenario 2	4.85	5.6
The fair values of the Class A common stock warrants were measured using an option pricing model.

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
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Term Loan
Balance at December 31, 2025	$57,226
Additions	30,000
Adjustments to fair value	2,779
Balance at March 31, 2026	90,005
Adjustments to fair value	1,026
Balance at June 30, 2026	91,031
Adjustments to fair value	(2,049)
Balance at September 30, 2026	$88,982

	Common Stock Warrants	Redeemable Convertible Preferred Stock Warrants	Term Loan
Balance at December 31, 2024	$2,533	$230	$51,481
Adjustments to fair value	(58)	2	1,797
Balance at March 31, 2025	2,475	232	53,278
Adjustments to fair value	(5)	19	(1,206)
Balance at June 30, 2025	$2,470	$251	$52,072
Adjustments to fair value	1,472	155	2,914
Balance at September 30, 2025	$3,942	$406	$54,986
For the three and nine months ended September 30, 2026, the Company recognized gains and losses related to the change in the fair value of the term loan as follows: (i) the portion attributable to instrument-specific credit risk, a loss of $1.1 million, was recognized in other comprehensive loss, and (ii) the remaining portion, a gain of $3.1 million and a loss of $0.7 million, respectively, were recognized in earnings within change in fair value of term loan in the statements of operations and comprehensive income. Amounts recognized in other comprehensive loss are accumulated in accumulated other comprehensive loss. Upon derecognition of the term loan, the cumulative amount of gains and losses attributable to instrument-specific credit risk will be reclassified

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
from accumulated other comprehensive loss to earnings. The change attributable to instrument-specific credit risk reflects an improvement in the Company’s credit profile, including its sustained profitability, revenue growth and strong liquidity, which, holding market interest rates constant, reduced the discount rate applied to the term loan and increased its fair value. For the three and nine months ended September 30, 2025, the Company recognized losses related to the change in the fair value of the term loan in change in fair value of term loan in the statements of operations and comprehensive income.
The common stock warrants were exercised in the second quarter of 2026. As a result, the Company did not recognize any change in the fair value of the common stock warrant liability during the three months ended September 30, 2026. For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2026, the Company recognized gains and losses related to the change in the fair value of the common stock warrant liability in other income (expense), net in the statements of operations and comprehensive income.
For the three and nine months ended September 30, 2025, the Company recognized losses related to the change in convertible preferred stock warrant liability in other income (expense), net in the statements of operations and comprehensive income.
The common stock warrant liability is recorded within common stock warrant liability on the balance sheet as of December 31, 2025. The term loan is recorded within long-term debt on the balance sheets as of September 30, 2026 and December 31, 2025.
During the three and nine months ended September 30, 2026 and 2025, the Company had no transfers of financial assets or liabilities between different levels of the fair value hierarchy.
(4) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional services	$2,500	$2,591
Accrued inventory purchases	5,643	995
Accrued fixed asset purchases	1,644	1,006
Accrued property and other taxes	185	188
Accrued information technology purchases	769	462
Accrued legal expense	1,194	968
Accrued phlebotomy expense	406	200
Accrued insurance expense	128	—
Accrued rent	189	174
Accrued clinical expense	607	35
Other	1,753	628
Accrued expenses and other current liabilities	$15,018	$7,247
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
aggregate be expected to have a material and adverse effect on the business, operating results, cash flows, or financial position. Legal fees are expensed in the period in which they are incurred.
Illumina, Inc. v. BillionToOne, Inc.

On May 7, 2026, Illumina, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware alleging that the Company’s UNITY test infringes U.S. Patent Nos. 10,612,096, 12,139,760 and 12,435,373. The Company maintains that Illumina’s allegations are without merit, and is vigorously defending itself against this claim. On October 23, 2026, the Company filed a motion to dismiss the lawsuit. The Company does not believe that a loss is probable or reasonably estimable related to this matter. For more information regarding risks relating to our intellectual property, see Part I, Item 1A, 'Risk Factors,' of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers against any liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
Additionally, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As of September 30, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material adverse effect on its financial position, results of operations, or cash flows. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2026 and December 31, 2025.
(6) Leases
Operating Leases
In June 2026, the Company entered into a lease agreement for office and laboratory space in Union City, CA. The lease is expected to commence in the second half of 2027. The lease agreement provides for a rent abatement period of twelve months following the commencement date, during which no base rent will be due. Following the abatement period, base rent will commence at an initial annual rate of $3.6 million per year with annual increases of 3%. The lease has a term of twelve years from the commencement date. The agreement also includes a ten-year extension option that can be exercised by the Company. As part of the lease agreement, the Company was required to remit to the landlord $0.4 million in respect of a security deposit and $0.3 million in respect of the first month’s rent payment.
In September 2026, the Company entered into an amendment to the lease for its laboratory facility under construction in Austin, Texas. The amendment increased the rentable square footage from approximately 220,000 to approximately 229,000 square feet. The lease commencement date continues to be expected to occur prior to September 30, 2027. Rent for the first 12 months following the commencement date is abated. Thereafter, initial annual base rent, based on the increased square footage, will be approximately $12.8 million, subject to annual escalations of 3%. As of September 30, 2026, the lease had not commenced, and accordingly the Company has not recorded a right-of-use asset or lease liability related to this lease.
(7) Long-term Debt
Oberland Note Purchase Agreement
In August 2024, the Company entered into a note purchase agreement (the “2024 Notes”) with BWCB SA LLC, an entity affiliated with Oberland Capital Management, LLC (“Oberland Capital”), which provided the Company with up to four tranches of capital advances totaling up to $140.0 million. The advanced principal accrues

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
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
In addition, the Company is required to maintain a trailing six-month Gross Margin of not less than 30%. The agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. Amounts paid under the revenue participation provision during the three and nine months ended September 30, 2026 and 2025 were interest payments on the debt. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described above and do not reduce principal on the debt. The Company did not make any revenue participation payments during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company made revenue participation payments of $0.8 million and $0.5 million, respectively.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
The Company elected to account for the 2024 Notes using the fair value option and changes in fair value related to the 2024 Notes are recorded in change in fair value of term loan on the Company’s statements of operations and comprehensive income. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. The Company also elected to present interest incurred on the 2024 Notes in the change in fair value of the term loan; interest expense under the 2024 Notes was $1.6 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively. Total debt outstanding as of September 30, 2026 and December 31, 2025 was $89.0 million and $57.2 million, respectively, and included within long-term debt on the Company’s balance sheets. Future principal payments of the Company’s long-term debt as of September 30, 2026 and December 31, 2025 are $80.0 million and $50.0 million, respectively, and are due during the year ending December 31, 2031. The term loan advances are secured by a lien on the Company’s assets.

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
Common Stock Warrants

In connection with the 2021 LSA, the Company issued to Western Alliance Bank (“WAB”) warrants to purchase shares of the Company’s common stock at an exercise price of $2.80 per share. The number of underlying shares of the warrants was initially 53,571 and was increased to 80,357 upon the funding of the loans in January 2022. The warrants were to expire if unexercised on October 12, 2031. Upon the occurrence of an acquisition of the Company, if the acquiror shall not have assumed the warrants, WAB shall have the right to put the warrants back to the Company for cash equal to the greater of (x) $450,000 or (y) the value of the aggregate consideration payable to WAB had WAB exercised the warrants immediately prior to exercising such put right.
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
All the warrants issued to WAB were puttable warrants and thus were liability classified. The warrants were initially recognized at fair value with any subsequent changes in fair value to be recorded in other income (expense), net in the statements of operations and comprehensive income (See Note 3).
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(8) Common Stock
As of September 30, 2026 and December 31, 2025, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 800,000,000 shares of Class A common stock, par value $0.00001 per share, and 10,000,000 shares of Class B Common Stock, par value $0.00001 per share. Total common stock outstanding as of September 30, 2026 and December 31, 2025 was 43,128,349 and 41,252,105 shares of Class A common stock, respectively, and 4,502,650 and 4,552,650 shares of Class B common stock, respectively.
The holders of Class A common stock are entitled to vote on all corporate matters at a ratio of one vote per share together with the holders of Class B common stock. The holders of Class B common stock are entitled to vote on all corporate matters at a ratio of 15 votes per share together with the holders of Class A common stock. The holders of Class A common stock and Class B common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all series of stock outstanding. As of September 30, 2026 and December 31, 2025, no dividends had been declared or paid.
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
During the nine months ended September 30, 2026, 50,000 shares of Class B common stock were converted into an equivalent number of shares of Class A common stock at the option of the holder. The conversion did not impact the total number of shares of common stock outstanding.
The Company is required to reserve and keep available out of its authorized but unissued shares of Class A common stock such a number of shares sufficient to effect the conversion of all outstanding shares of common stock warrants, all outstanding shares of Class B common stock, options granted under the Company’s 2018 Stock Plan and 2025 Equity Incentive Plan, shares available for grant under the Company’s 2025 Equity Incentive Plan, restricted stock units outstanding and shares available for issuance under the 2025 Employee Stock Purchase Plan.
The amount of such shares of the Company’s Class A common stock reserved for these purposes at September 30, 2026 is as follows:

Outstanding shares of Class B common stock	4,502,650
Options to purchase common stock	8,071,301
Restricted stock units outstanding	236,120
Shares available for future issuance under the Employee Stock Purchase Plan	548,880
Shares available for future grants	2,921,770
Total common stock reserved	16,280,721
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
commencement date and thereafter, the remaining 75% will vest and become exercisable in 36 equal monthly installments. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the estimated fair value of the common stock on the date of grant.
In connection with the IPO, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in October 2025, although no awards could be granted under the 2025 Plan until the IPO date. The 2018 Plan was terminated upon the completion of the IPO; however, awards outstanding under the 2018 Plan will remain outstanding and will continue to be governed by their existing terms. On the effective date of the 2025 Plan, the maximum number of shares of Class A common stock authorized for issuance was 3,297,972 shares of Class A common stock, plus up to 10,034,626 shares under the 2018 Plan that (i) remain available for issuance on the IPO date and (ii) that are outstanding on the IPO date and that are subsequently forfeited, expire, are reacquired by the Company or lapse unexercised, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. The 2025 Plan authorizes the granting of stock options and restricted stock units, among other types of awards, to employees and consultants providing services to the Company. Stock options granted under the 2025 Plan generally expire within 10 years from the date of grant. Stock options and restricted stock units are issued based on the fair value of the underlying shares of Class A common stock on the date of grant. The stock options and restricted stock units vest in 8 semi-annual installments each equal to 12.5% of the total shares under the grant or one initial installment of 25% of the total shares under the grant on the first anniversary of the grant date and, thereafter, in 6 semi-annual installments equal to 12.5% of the total shares under the grant. The Company may include other vesting terms from time to time.
Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of the Class A common stock on the date of grant, as determined by the Board of Directors. As of September 30, 2026 and December 31, 2025, the Company had authorized up to 3,557,015 and 3,390,306 shares of Class A common stock reserved for issuance under the 2025 Plan, respectively.
In October 2025, the Company adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in October 2025. As of September 30, 2026, the number of shares of Class A common stock available for issuance under the 2025 ESPP is 548,880 shares of Class A common stock, subject to annual adjustment on the first day of each fiscal year, beginning January 1, 2027, through January 1, 2035. No more than 8,400,000 shares of Class A common stock may be issued under the 2025 ESPP. Each participant may purchase up to the number of shares determined by the Board of Directors on any purchase date, not to exceed 7,500 shares. The price of each share of Class A common stock purchased under the 2025 ESPP will not be less than 85% of the lower of the fair market value per share of Class A common stock on the first day of the applicable offering period or the fair market value per share of Class A common stock on the purchase date. The 2025 ESPP provides for separate six-month offering periods beginning on June 22 and December 22 of each year.

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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
Stock-based Compensation
Stock Option Activity
The weighted average assumptions used to calculate the fair value of option grants issued under the 2025 Plan and 2018 Plan during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend yield	-%	-%	-%	-%
Risk-free interest rate	4.9%	3.9%	4.3%	4.2%
Expected volatility	72%	74%	74%	73%
Expected term (in years)	6.19	6.02	6.15	6.28
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,552,013	$12.96	$657,915
Granted	398,106	$85.24
Exercised	(1,705,973)	$7.22
Forfeited or expired	(172,845)	$21.97
Balance as of September 30, 2026	8,071,301	$17.71	$716,179
Vested and exercisable as of September 30, 2026	4,465,456	$9.54	$432,725
Vested and expected to vest as of September 30, 2026	8,071,301	$17.71	$716,179
As of September 30, 2026, there was approximately $82.0 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the weighted average period of 2.4 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2026	33,332	$108.94
Issued	219,034	89.12
Vested	(11,263)	76.00
Forfeited	(4,983)	84.83
Nonvested as of September 30, 2026	236,120	$92.55
As of September 30, 2026, there was approximately $19.5 million of total unrecognized compensation cost related to outstanding restricted stock units, which is expected to be recognized over the weighted average period of 3.2 years.
During the three and nine months ended September 30, 2026, the Company withheld 4,108 shares of common stock upon the vesting of RSUs to satisfy employee tax withholding obligations. The Company remitted cash of $0.4 million to the relevant tax authorities, which is presented within financing activities in the statements of cash flows.
There was no restricted stock unit activity during the three and nine months ended September 30, 2025.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
ESPP Activity
No stock purchase rights were granted under the 2025 ESPP during the three months ended September 30, 2026. The weighted average assumptions used to calculate the fair value of the stock purchase rights granted under the 2025 ESPP for the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30,
2026
Dividend yield	-%
Risk-free interest rate	4.0%
Expected volatility	66%
Expected term (in years)	0.50
As of September 30, 2026, there was approximately $0.6 million of total unrecognized compensation cost related to stock purchase rights granted under the 2025 ESPP, which is expected to be recognized over the weighted average period of 0.2 years.

Stock-Based Compensation Expense
The table below shows stock-based compensation expense included in the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$921	$401	$2,342	$1,139
Research and development	1,879	971	4,988	2,542
Selling, general and administrative	6,903	3,103	17,100	5,900
Total stock-based compensation	$9,703	$4,475	$24,430	$9,581
(9) Income Taxes
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment in such period. The Company recorded income tax expense of $1.3 thousand and income tax benefit of $129.0 thousand for the three months ended September 30, 2026 and 2025, respectively, and the Company recorded income tax expense of $3.8 thousand and income tax benefit of $15.0 thousand for the nine months ended September 30, 2026 and 2025, respectively. Income tax expense (benefit) consists primarily of income taxes for U.S. federal and the states in which the Company conducts business and the excess tax benefit from the stock based compensation. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained. Given the Company's current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in the near term to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
(10) Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. Employer contributions to the plan are discretionary. During the three months ended September 30, 2026 and 2025, the Company contributed $1.3 million and $0.9 million to this plan, respectively, and during the nine months ended September 30, 2026 and 2025, the Company contributed $3.6 million and $2.6 million to this plan, respectively.
(11) Related Party Transactions
In June 2025, the Company granted stock options to certain founders and executive officers under the Company’s 2018 Plan. These grants were approved by the Board of Directors.
There were no material related party transactions during the three and nine months ended September 30, 2026.
(12) Net Income Per Share
The Company applies the two-class method when computing net income (loss) per share attributable to common stockholders when shares meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock were entitled to dividends in preference to common stockholders, if declared. Such dividends were not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. The holders of the Company’s redeemable convertible preferred stock were not contractually obligated to participate in the Company’s losses.
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

BillionToOne, Inc.
Notes to Unaudited Interim Financial Statements
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share:
Numerator:
Net income	$17,391	$5,711	$43,415	$1,477
Less: Net income attributable to participating securities	—	(4,204)	—	(1,089)
Net income attributable to common stockholders	17,391	1,507	43,415	388
Denominator:
Weighted-average shares used in calculating net income per share, basic	47,271,383	10,429,583	46,540,721	10,376,253
Net income per share, basic	$0.37	$0.14	$0.93	$0.04
Diluted net income per share:
Numerator:
Net income attributable to common stockholders	$17,391	$1,507	$43,415	$388
Denominator:
Weighted-average shares used in calculating net income per share, basic	47,271,383	10,429,583	46,540,721	10,376,253
Effect of dilutive securities:
Outstanding stock options and other	6,460,775	4,336,722	7,150,718	3,940,885
Warrants to purchase redeemable convertible preferred stock	—	8,798	—	8,616
Warrants to purchase common stock	—	98,294	52,298	93,366
Restricted stock awards in exchange for non-recourse note	—	698,552	—	698,245
Weighted-average shares used in calculating net income per share, diluted	53,732,158	15,571,949	53,743,737	15,117,365
Net income per share, diluted	$0.32	$0.10	$0.81	$0.03
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Redeemable convertible preferred stock	-	29,084,235	-	29,084,235
Outstanding stock options	-	-	4,625	-

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
Founded with the mission to remove the fear of the unknown through powerful and accessible smNGS-based diagnostics, we have swiftly transitioned from an R&D-focused company to a proven commercial organization. Since launching UNITY, our first prenatal product, in 2019, we have expanded our offerings first within prenatal genetics, and then to oncology diagnostics. To date, we have processed almost two million smNGS-based tests. Today, we test more than 1 in 10 babies during pregnancy in the United States, a metric that is continuing to increase rapidly every year. UNITY is the first single-gene non-invasive prenatal test (sgNIPT) that uses cfDNA to provide fetal risk assessment for recessive conditions such as sickle cell disease (SCD) and cystic fibrosis (CF) without requiring a paternal sample or invasive procedures such as amniocentesis. Since then, we have expanded our UNITY offering to cover comprehensive prenatal genetic needs from a single maternal blood draw. In 2024, our unique fetal antigen tests resulted in national medical guideline changes, enabling us to position our tests as “the new standard in prenatal care,” further contributing to both test volume and average selling price (ASP) growth, as we leveraged the guideline changes to contract with more insurance companies. By detecting and identifying an extensive array of severe but actionable genetic disorders during pregnancy, we enable substantially better outcomes for newborns via earlier therapeutic and other clinical interventions.
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
In the oncology setting, ultrasensitive tests with real-time insights are required to effectively detect, diagnose, and treat patients with a diverse range of mutations and solid tumor types across the cancer care continuum. In 2023, we successfully leveraged our smNGS platform to launch two complementary pan-cancer liquid biopsy tests – Northstar Select® and Northstar Response®. Our Northstar Select test is used to guide therapy selection and has been shown to detect over 50% more actionable solid tumor mutations than conventional liquid biopsies. Based on our knowledge of all widely available tests, Northstar Response is the only methylation-based assay that quantifies the amount of cancer (tumor burden) at the single molecule level without requiring a tissue biopsy, enabling real-time monitoring of patient response to therapy with unprecedented precision. Our Northstar tests give physicians extraordinary visibility into cancer profile and treatment response, enabling more informed and earlier treatment decisions that can fundamentally alter patient outcomes. We are actively developing additional diagnostic products to address critical needs across the cancer care continuum. For example, in January 2026, we launched Northstar PGxTM, in February 2026, we launched Northstar Select

CHTM, and in August 2026 we announced the launch of Northstar OriginTM. Northstar PGx and Northstar Select CH are add-on applications for Northstar Select, and expand the Northstar platform beyond genomic profiling to address chemotherapy safety (PGx) and clonal hematopoiesis (CH) — two critical decision points in selecting the right therapy for patients. Northstar Origin is an add-on tissue-of-origin feature for our Northstar Select test that can benefit patients with unknown or uncertain diagnoses. Our current development efforts focus on MRD detection, leveraging our platform’s exceptional sensitivity to identify trace amounts of tumor DNA following curative-intent surgery in earlier stage cancers. We are developing a tissue-free, pan-cancer MRD test, which we expect to be commercially available in December of 2026.
Our business momentum is evidenced by our rapidly scaling commercial success and improving operational efficiency. Of the almost two million smNGS-based tests that we have processed since our initial launch, over 40% of them, or approximately 770,000 tests, were processed in the 12 months ended September 30, 2026.
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
Our total test volume, which represents the number of billable tests that we receive for processing during each period and which we also refer to as tests accessioned, grew to approximately 207,000 tests for the three months ended September 30, 2026, compared to 163,000 for the three months ended September 30, 2025. In addition, our total delivered and billable test volume, which represents the number of billable tests for which we deliver a result to the ordering provider each period, grew to approximately 206,000 tests for the three months ended September 30, 2026, compared to 165,000 delivered and billable tests for the three months ended September 30, 2025.
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

Payor coverage, contracting, and more effective reimbursement operations

Our ASPs and revenue depend heavily on our success in achieving and maintaining broad coverage and adequate reimbursement for our molecular diagnostic tests from third-party payors. Third-party reimbursement for our tests represented more than 90% of our revenue for the nine months ended September 30, 2026, and we expect government and commercial third-party payors to continue to be our primary source of payments. Coverage and reimbursement by third-party payors, including commercial health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid, can be limited and uncertain for the types of specialized molecular diagnostic tests we offer. Each payor makes its own determination as to whether to establish a policy to cover our tests, as well as the amount it will reimburse for such tests. Payors make these determinations based on factors that include medical necessity, clinical utility, and cost-effectiveness. Reimbursement rates vary significantly by test-type, payor, and coverage determination. Historically, our market access and reimbursement teams have pursued strategies to increase our ASPs by expanding our payor coverage and reimbursement. We believe these strategies will continue to grow our ASPs over time.

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

We actively seek ways to continuously reduce our costs-per-test and improve our gross profit margin, long-term profitability, and return on investment. For example, we have reduced COGS per test through automation and optimization of laboratory workflows, successful negotiations with suppliers, and re-design and re-validation of assays with more optimized chemistry or higher-throughput sequencing. Nevertheless, as our test volumes grow, we have made and will continue to make significant investments in state-of-the-art infrastructure to support our growth. In 2023 we successfully expanded our laboratory operations from a single facility with 36,000 square feet in Menlo Park, California by adding a second laboratory facility in Union City, California with 90,000 square feet. To further support our growth beyond our current facilities, we entered a lease for the construction of 229,000 square feet of laboratory space in Austin, Texas, which includes a tenant improvement package. We expect to occupy this facility in 2027, and open for processing commercial samples in 2028. Once the facility is fully utilized, we expect our potential testing capacity to be nearly triple our current capabilities. In addition, in June 2026, we entered a lease for a third laboratory facility in Union City, California with approximately 62,659 square feet of office and laboratory space, which includes a tenant improvement package. This facility, which we expect to occupy in 2027, will be dedicated to our oncology products and more than triple the current oncology-dedicated laboratory space.

In addition, we must simultaneously enhance our customer service capabilities, improve our billing and administrative processes, expand our quality assurance programs, incorporate new laboratory equipment and automation, and implement new technology systems, all while maintaining competitive turnaround times. As such, our expenses may increase. In order to maintain cost discipline, we will continue to re-design and optimize our processes, integrate AI into our workflows, and increasingly automate both our laboratory and non-

laboratory operations. We believe that our continued focus on optimization, automation, and AI for higher operational efficiencies will drive further productivity gains.

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
Key components of results of operations
Revenue
The majority of our revenue is derived from sales of our prenatal test, UNITY, and a smaller portion is derived from sales of our liquid biopsy oncology tests, Northstar. Specifically, during the year ended December 31, 2025, 91% of our revenue was from our prenatal tests, 8% of our revenue was from our oncology tests, and 1% of our revenue was from our clinical trial support and other services. Additionally, during the nine months ended September 30, 2026 and 2025, approximately 87% and 91%, respectively, of our revenue was from our prenatal tests, 12% and 8%, respectively, of our revenue was from our oncology tests, and 1% and 1%, respectively, of our revenue was from our clinical trial support and other services. We market our products to health clinics and physicians or a combination of the insurance carrier and patient for fees. Revenue for tests is recognized when test results are delivered to the ordering physician.
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
Our clinical trial support and other services include revenue from strategic partnerships with Johnson & Johnson that utilize our testing capabilities as part of a project to perform clinical trials and the development and commercialization of a companion diagnostic. Revenue from these strategic partnership agreements is recognized as services are performed and costs are incurred. Our revenue derived from these agreements has not been material to our results of operations.
Cost of revenue
Our cost of revenue consists primarily of expenses related to materials and consumables, test kits, personnel-related expenses such as salaries, stock-based compensation expense and related benefits for our operations and support personnel, shipping costs, overhead allocations, depreciation expense, facilities-related expenses and other services used in connection with delivering our services.
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
Change in fair value of term loan
Change in fair value of term loan relates to the Oberland Capital debt where we elected the fair value option under ASC 825 and is accounted for at fair value on a recurring basis. The remaining portion of the total change in fair value not attributable to instrument-specific credit risk is recognized in change in fair value of term loan. We also elected to record interest expense related to the Oberland Capital debt as change in fair value of term loan.
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
We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the unaudited financial statements as income tax expense.

Results of operations
Comparison of the three months ended September 30, 2026 and 2025
The following table sets forth information derived from our statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percent)
Revenue	$122,981	$83,523	$39,458	47.2%
Cost of revenue(1)	35,836	25,107	10,729	42.7
Gross profit	87,145	58,416	28,729	49.2

Operating expenses:
Research and development(1)	20,216	12,953	7,263	56.1
Selling, general and administrative(1)	55,906	35,830	20,076	56.0
Total operating expenses	76,122	48,783	27,339	56.0
Income from operations	11,023	9,633	1,390	14.4

Other income (expense):
Interest income	4,912	1,535	3,377	220.0
Interest expense	(6)	(20)	14	(70.0)
Change in fair value of term loan	1,482	(3,936)	5,418	NM
Other income (expense), net	(19)	(1,630)	1,611	NM
Total other income (expense)	6,369	(4,051)	10,420	NM
Income before provision for income taxes	17,392	5,582	11,810	NM
Provision for income taxes	1	(129)	130	NM
Net income	$17,391	$5,711	$11,680	NM
NM = Not meaningful
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Cost of revenue	$921	$401
Research and development	1,879	971
Selling, general and administrative	6,903	3,103
Total stock-based compensation expense	$9,703	$4,475
Revenue
Revenue increased $39.5 million, or 47%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven primarily by a 25% increase in the total volume of delivered and billable tests to approximately 206,000 for the three months ended September 30, 2026 from approximately 165,000 for the three months ended September 30, 2025. The increase in revenue was also attributable to an increase in our Overall ASP of 18%. Overall ASP is the weighted average ASP across all of our prenatal and oncology products. It is computed by dividing revenue for our prenatal and oncology tests by the number of tests that are delivered and billable. The number of tests that are delivered and billable in a given period represents the number of billable tests for which we deliver a result to the ordering provider in such period. Furthermore, we recognized additional revenue in the third quarter of 2026 based on better than expected results from the reprocessing of claims with a payor for test delivered in prior periods. Revenue related to services performed during prior periods that were covered by this payor contributed more than a half of the $7.6 million in revenue related to performance obligations satisfied in prior periods for the three months ended September 30, 2026.
We derive our revenue primarily from the number of tests processed and results delivered to the ordering physician. All tests processed are accessioned in our laboratories.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of the expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of the expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. For example, we increased the number of contracts that we have with payors for our prenatal tests compared to last year, and we continued to benefit from our proprietary PLA code, both of which drove increases in ASP for the three months ended September 30, 2026 compared to the same period in the prior year.
Cost of revenue
Cost of revenue increased $10.7 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $5.1 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $5.6 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin
Gross profit increased $28.7 million, or 49%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP slightly offset by a small increase in Overall Cost Per Test as the sales mix shifted towards the faster growing oncology products which have a higher cost-per-test than prenatal. Some of the increase from the shift in sales mix was offset by our programs to actively reduce variable expenses and increase efficiency from our fixed costs. Overall Cost Per Test is the weighted average cost per test across all of our prenatal and oncology products. It is computed by dividing cost of goods sold for our prenatal and oncology tests by the number of tests that are accessioned. The number of tests that are accessioned in a given period represents the number of billable tests that we receive for processing during such period. We refer to this number as our “Total Test Volume.”
Gross margin increased to 71% for the three months ended September 30, 2026 from 70% for the three months ended September 30, 2025 for the reasons described above.
The increase in our Overall ASP contributed to all of the improvement of our gross margin for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This improvement was partially offset by an increase in our Overall Cost Per Test of 10% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Cost Per Test increased slightly for our prenatal products partially offset by improvements in Cost Per Test for both of our oncology products during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. However, these improvements were offset by a shift in the sales mix towards oncology products which have higher costs-per-test, resulting in the increase in our Overall Cost Per Test.
For the three months ended September 30, 2026, our cost of goods sold consisted of 56% of variable costs and 44% of fixed costs and for the three months ended September 30, 2025, our cost of goods sold consisted of 59% of variable costs and 41% of fixed costs. The decrease in variable costs during the period was attributable primarily to efficiencies gained in our lab from the increased test volume in both prenatal and oncology testing.
Operating expenses
Research and development expenses
Research and development expenses increased $7.3 million, or 56%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $3.1 million increase in personnel costs which included $0.9 million in stock-based compensation expense, a $2.3 million increase in reagents and supplies costs, a $0.4 million increase in equipment expenses and overhead allocations, a $0.5 million increase in clinical studies expense and a $1.0 million increase in consulting and other costs. The increase in research and development expenses was primarily driven by an increase in our average research and development headcount of 27 employees during the periods presented to support our product development and innovation efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $20.1 million, or 56%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $15.3 million increase in salaries, commissions and related expenditure which included $3.8 million in stock-based compensation expense, a $1.6 million increase in professional and consulting fees, a $1.4 million increase in facilities and other costs, a $1.4 million increase in allocated IT and software licenses expense and a $0.4 million increase in reimbursement collection services fees. The increase in selling, general and administrative expenses was driven by an increase in our average selling, general and administrative headcount of 135 employees during the periods presented to support our sales, marketing and other corporate strategies.
Interest income
Interest income increased $3.4 million, or 220%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the three months ended September 30, 2025, due to the proceeds from our IPO in November 2025.
Interest expense
Interest expense decreased $14.0 thousand, or 70%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Change in fair value of term loan
Change in fair value of term loan decreased $5.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was due to a change in fair value of the Oberland Capital debt of $6.0 million offset by an increase in interest expense of $0.6 million, primarily related to the draw of the third tranche on March 31, 2026.
Other income (expense), net
Other income (expense), net increased $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily due to a $1.6 million loss in the fair value of our common stock warrants during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025
The following table sets forth information derived from our statements of operations and comprehensive income for each of the periods presented:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percent)
Revenue	$340,817	$209,059	$131,758	63.0%
Cost of revenue(1)	97,469	69,205	28,264	40.8
Gross profit	243,348	139,854	103,494	74.0

Operating expenses:
Research and development(1)	52,223	35,134	17,089	48.6
Selling, general and administrative(1)	156,765	99,029	57,736	58.3
Total operating expenses	208,988	134,163	74,825	55.8
Income from operations	34,360	5,691	28,669	NM

Other income (expense):
Interest income	14,251	4,492	9,759	217.3
Interest expense	(24)	(92)	68	(73.9)
Change in fair value of term loan	(5,747)	(7,038)	1,291	(18.3)
Other income (expense), net	579	(1,591)	2,170	NM
Total other income (expense)	9,059	(4,229)	13,288	NM
Income before provision for income taxes	43,419	1,462	41,957	NM
Provision for income taxes	4	(15)	19	(126.7)
Net income	$43,415	$1,477	$41,938	NM
NM = Not meaningful
(1) Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cost of revenue	$2,342	$1,139
Research and development	4,988	2,542
Selling, general and administrative	17,100	5,900
Total stock-based compensation expense	$24,430	$9,581

Revenue
Revenue increased $131.8 million, or 63%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven primarily by a 34% increase in the total volume of delivered and billable tests to approximately 590,000 for the nine months ended September 30, 2026 from approximately 441,000 for the nine months ended September 30, 2025. The increase in revenue was also attributable to an increase in our Overall ASP of 22%. Furthermore, new agreements with payors entered into in the first quarter of 2026 resulted in an increase in revenue related to expected payments on the reprocessing of claims for tests delivered in the first three months of 2026 and the year ended December 31, 2025. Revenue related to services performed during the year ended December 31, 2025 that were covered by these payors contributed slightly less than half of the $19.6 million in revenue related to performance obligations satisfied in prior periods for the nine months ended September 30, 2026.
The increase in test volume was driven by higher volumes of our prenatal tests primarily as a result of expansion of our sales force for our prenatal products. In addition, volumes for both our Northstar Select and Northstar Response oncology tests increased as a result of expansion of our oncology sales force. The increase in our ASP per test was driven by several factors. Over the last 12 months we have continued to increase the number of contracts we have with payors for our prenatal tests which drove increases in ASP in the nine months ended September 30, 2026 compared to the same period in the prior year. In addition, we continued to benefit from our proprietary PLA code for our prenatal tests. When utilized, the PLA code is typically reimbursed at a higher rate; this contributed to an increase in ASPs during the nine months ended September 30, 2026.
Cost of revenue
Cost of revenue increased $28.3 million, or 41%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to an increase of $15.7 million in expenses associated with testing samples and supplies used in processing tests, phlebotomy, and related shipping costs, driven by a higher volume of tests processed; and an increase of $12.6 million in labor and consulting related expenses, including stock-based compensation, which were driven by higher test volumes and an increase in product support.
Gross profit and gross margin
Gross profit increased $103.5 million, or 74%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in the number of tests processed and a higher Overall ASP slightly offset by a small increase in Overall Cost Per Test as the sales mix shifted towards the faster growing oncology products which have a higher cost-per-test than prenatal. Some of the increase from the shift in sales mix was offset by our programs to actively reduce variable expenses and increase efficiency from our fixed costs.
Gross margin increased from 67% for the nine months ended September 30, 2025 to 71% for the nine months ended September 30, 2026 for the reasons described above.
The increase in our Overall ASP contributed to all of the improvement of our gross profit margin for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, offset by a slight increase in our Overall Cost Per Test.
For the nine months ended September 30, 2026 and 2025, our cost of goods sold consisted of 56% of variable costs and 44% of fixed costs.
Operating expenses
Research and development expenses
Research and development expenses increased $17.1 million, or 49%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $7.9 million increase in personnel costs which included $2.4 million in stock-based compensation expense, a $4.4 million increase in reagents and supplies costs, a $2.0 million increase in equipment expenses and overhead allocations, a $1.2 million increase in clinical studies expense and a $1.5 million increase in consulting. The increase in research and development expenses was primarily driven by an increase in our average research and development headcount of 27 employees during the periods presented to support our product development and innovation efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $57.7 million, or 58%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $44.0 million increase in salaries, commissions and related expenditure which included $11.2 million in stock-based compensation expense, a $5.0 million increase in professional and consulting fees, a $4.2 million increase in facilities and other costs, a $3.2 million increase in allocated IT and software licenses expense and a $1.4 million increase in reimbursement collection services fees. The increase in selling, general and administrative expenses was driven by an increase in our average selling, general and administrative headcount of 133 employees during the periods presented to support our sales, marketing and other corporate strategies.
Interest income
Interest income increased by $9.8 million, or 217%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a higher average balance of cash and cash equivalents, compared to the nine months ended September 30, 2025, due to the proceeds from our IPO in November 2025.
Interest expense
Interest expense decreased $0.1 million, or 74%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Change in fair value of term loan
Change in fair value of term loan decreased $1.3 million, or 18% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was due to a change in fair value of the Oberland Capital debt of $2.8 million offset by an increase in interest expense of $1.2 million and an increase in revenue participation payments of $0.3 million, primarily related to the draw of the third tranche on March 31, 2026.
Other income (expense), net
Other income (expense), net increased $2.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to $0.6 million in other income related to an insurance recovery during the nine months ended September 30, 2026 and a $1.6 million loss in the fair value of our common stock warrants during the nine months ended September 30, 2025.
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

EBITDA
We define EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, and depreciation and amortization expense. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,391	$5,711	$43,415	$1,477
Provision for income taxes	1	(129)	4	(15)
Interest (income)	(4,912)	(1,535)	(14,251)	(4,492)
Interest expense	6	20	24	92
Depreciation and amortization	1,973	1,692	5,540	5,232
EBITDA	$14,459	$5,759	$34,732	$2,294
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for income taxes, interest income, interest expense, depreciation and amortization expense, and certain other items which include significant non-cash items and events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations, which include: stock-based compensation expense; change in fair value of term loan; and change in fair value of warrant liabilities. A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,391	$5,711	$43,415	$1,477
Provision for income taxes	1	(129)	4	(15)
Interest (income)	(4,912)	(1,535)	(14,251)	(4,492)
Interest expense	6	20	24	92
Depreciation and amortization	1,973	1,692	5,540	5,232
Stock-based compensation expense	9,703	4,475	24,430	9,581
Change in fair value of term loan	(1,482)	3,936	5,747	7,038
Change in fair value of warrant liabilities	-	1,627	(62)	1,585
Adjusted EBITDA	$22,680	$15,797	$64,847	$20,498
Non-GAAP income from operations
We define non-GAAP income (loss) from operations as income from operations presented in accordance with GAAP, adjusted to exclude stock-based compensation expense.
A reconciliation of income (loss) from operations, the most directly comparable GAAP financial measure, to non-GAAP income (loss) from operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$11,023	$9,633	$34,360	$5,691
Stock-based compensation expense	9,703	4,475	24,430	9,581
Non-GAAP income from operations	$20,726	$14,108	$58,790	$15,272

Non-GAAP net income
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
A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to non-GAAP net income (loss) is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,391	$5,711	$43,415	$1,477
Stock-based compensation expense	9,703	4,475	24,430	9,581
Change in fair value of term loan	(1,482)	3,936	5,747	7,038
Change in fair value of warrant liabilities	-	1,627	(62)	1,585
Non-GAAP net income	$25,612	$15,749	$73,530	$19,681
Liquidity and capital resources
Since our inception, prior to our IPO, we financed our operations primarily through the issuance of convertible notes, redeemable convertible preferred stock, debt, and cash generated from the sale of our products. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $561.5 million and working capital of $621.5 million. On November 7, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $286.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. Cash and cash equivalents are comprised of cash held in sweep accounts, checking accounts, lock-box accounts and money market funds. Our principal use of cash is to fund operations and invest in research and development to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $231.3 million as of September 30, 2026. While we did have positive income from operations and positive cash flows in the nine months ended September 30, 2026, we may be unable to sustain positive income from operations and positive cash flows in future periods. We believe our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
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
Beginning with the fiscal quarter ended March 31, 2025, excluding any fiscal quarter in which our aggregate cash and cash equivalents is greater than 1.1 times the aggregate principal amount of the notes issued under the Note Purchase Agreement, we are required to maintain trailing six-month net revenue based on a schedule that gradually increases up to $120.0 million as of December 31, 2026, and a trailing six-month gross margin (as defined in the Note Purchase Agreement) of not less than 30%. As of September 30, 2026, we were in compliance with all financial covenants in the agreement. The Note Purchase Agreement also contains a revenue participation provision, under which, for any fiscal quarter, 0.01% of net revenue for such fiscal quarter (up to $100.0 million of net revenue for each fiscal year) per each $1.0 million principal amount of the notes will be payable to Oberland Capital. The revenue participation payments are additional financing costs of the loan and are included in the computation of the internal rate of return measures described in the preceding paragraph. Beginning with the fiscal year beginning January 1, 2025, we are required to make revenue participation payments under the Note Purchase Agreement.
Cash flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$37,113	$13,803
Net cash used in investing activities	$(12,466)	$(7,344)
Net cash provided by (used in) financing activities	$40,890	$(2,784)
Operating activities
Net cash provided by operating activities during the nine months ended September 30, 2026 was $37.1 million. Net income of $43.4 million included $35.1 million in non-cash charges primarily resulting from $24.4 million of stock-based compensation, $5.5 million of depreciation and amortization, $4.4 million of amortization of right-of-use assets, and aggregate $0.6 million of change in fair value of the common stock warrant liability and term loan. Operating assets had outflows of $56.2 million primarily resulting from a $46.7 million increase in accounts receivable, driven partially by new agreements entered into with payors in 2026, $4.3 million increase in inventory, $4.9 million increase in prepaid expenses and other current assets and a $0.3 million increase in other non-current assets. Operating liabilities had inflows of $14.8 million primarily resulting from a $20.2 million increase in accounts payable and accrued expense balances, offset by a $3.8 million decrease in operating lease liabilities and $1.6 million decrease in deferred revenue.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $13.8 million. Net income of $1.5 million included $23.6 million in non-cash charges primarily resulting from $9.6 million of stock-based compensation, $5.2 million of depreciation and amortization, $3.7 million of amortization of right-of-use assets, and aggregate $5.1 million of change in fair value of the common stock warrant liability, term loan and convertible notes. Operating assets had outflows of $20.4 million primarily resulting from a $9.9 million increase in accounts receivable, $8.7 million increase in inventory, a $1.7 million increase in prepaid and other current assets, and $0.1 million increase in other non-current assets. Operating liabilities had inflows of $9.1 million primarily resulting from a $12.5 million increase in accounts payable and accrued expense balances offset by $3.2 million decrease in operating lease liabilities and a $0.1 million decrease in deferred revenue.
Investing activities
Net cash used in investing activities during the nine months ended September 30, 2026 totaled $12.5 million due to purchases of property and equipment.
Net cash used in investing activities during the nine months ended September 30, 2025 totaled $7.3 million due to purchases of property and equipment.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2026 totaled $40.9 million which was comprised of $30.0 million from the draw of the third tranche of the Oberland Debt and $12.2 million in proceeds from the exercise of stock options, offset by $0.5 million of payments of deferred offering costs, $0.4 million of taxes paid related to net share settlement of equity awards, and $0.4 million of principal payments on finance lease liabilities.
Net cash used in financing activities during the nine months ended September 30, 2025 totaled $2.8 million which was comprised of $1.4 million principal payments on finance lease liabilities and $2.5 million of payments of deferred offering costs, offset by $1.2 million in proceeds from the exercise of stock options.
Contractual obligations and commitments

Operating lease commitments. Our operating lease commitments primarily include our labs and corporate offices. As of September 30, 2026, we had fixed lease payment obligations of $65.3 million, with $10.7 million to be paid within 12 months and the remainder thereafter.
Finance lease commitments. Our finance lease commitments primarily relate to equipment used in our labs. As of September 30, 2026, we had fixed lease payment obligations of $0.5 million, with $0.4 million to be paid within 12 months and the remainder thereafter.
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
Critical accounting estimates
We prepare our unaudited financial statements in conformity with GAAP. The preparation of unaudited financial statements in conformity with GAAP required certain estimates and assumptions to be made that may affect our unaudited financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Q. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
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
Recent accounting pronouncements
See Note 2 of our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
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
Interest Rate Risk
We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and our indebtedness. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $561.5 million and $496.0 million, respectively, held primarily in cash deposits and money market funds. As of September 30, 2026, we had a net balance of $89.0 million outstanding under our Oberland Capital Note Purchase Agreement, which is subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.
Foreign currency exchange rate fluctuations
Our operations are currently conducted almost entirely in the United States as international markets represented less than 1% of our revenue during the three months ended September 30, 2026. If we choose to expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency based expenses would increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal. As of September 30, 2026, the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting as described below.
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
We previously reported material weaknesses in our internal control over financial reporting, and they remained unremediated as of September 30, 2026, relating to the following:
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
•hiring additional personnel, such as accounting, finance, information technology staff and other professionals with appropriate levels of knowledge and experience. We evaluated segregation of duties risks in our finance and accounting functions and designed and implemented controls to address the conflicts identified;
•designing and implementing controls over user access, including restrictions over privileged access as it relates to creating and posting journal entries. We reviewed user and privileged access to our general ledger, removed or restricted access not commensurate with job responsibilities, and implemented a periodic user access review. We also implemented controls over the monitoring of privileged administrative activities, system-enforced journal-entry approval workflow, and periodic reviews of manual and system-generated journal entries; and
•designed and implemented controls to properly analyze, account for, present, and disclose certain financial instrument transactions. We implemented a formal process to analyze and document the accounting and disclosure for warrants and debt instruments.
We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have designed and implemented certain controls to address these material weaknesses, they will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively. Accordingly, the material weaknesses were not remediated as of September 30, 2026.
We remain committed to remediating the material weaknesses and management, with the oversight of our Audit Committee, has devoted and will continue to devote considerable effort to remediate the material weaknesses identified above.
Changes in Internal Control over Financial Reporting
As described above, there were changes in our internal control over financial reporting identified (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 5 of our unaudited financial statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Q for more information concerning certain legal proceedings in which we are involved, which is hereby incorporated by reference. The resolution of any such legal proceeding is subject to inherent uncertainty and could have a material adverse effect on our financial condition, cash flows or results of operations.
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
On September 3, 2026, we issued 20,000 shares of our Class A common stock to Oguzhan Atay, our Chief Executive Officer and the Chair of our Board of Directors, in connection with the conversion at Mr. Atay’s option of an equivalent number of shares of our Class B common stock held by Mr. Atay.
On September 8, 2026, we issued 20,000 shares of our Class A common stock to David Tsao, our President, Chief Technology Officer and a member of our Board of Directors, in connection with the conversion at Mr. Tsao’s option of an equivalent number of shares of our Class B common stock held by Mr. Tsao.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the paragraphs below.
On August 6, 2026, Shan Riku Sakakibara, our Chief Product Officer, terminated a pre-arranged stock trading plan entered into on June 8, 2026. On August 25, 2026, Shan Riku Sakakibara, our Chief Product Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Sakakibara’s plan provides for, subject to certain market price limits and other terms set forth in the plan, (a) the sale of up to 18,000 shares of Class A common stock, and (b) the exercise of up to 10,000 stock options and sale of the underlying shares of Class A common stock, between January 4, 2027 and February 26, 2027.
On September 3, 2026, David Tsao, our President, Chief Technology Officer and a member of our Board of Directors, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Tsao’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 90,000 stock options and sale of the underlying shares of Class A common stock, between December 14, 2026 and February 26, 2027.
On September 8, 2026, Oguzhan Atay, our Chief Executive Officer and the Chair of our Board of Directors, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Atay’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 50,000 stock options and sale of the underlying shares of Class A common stock, between December 14, 2026 and March 11, 2027.
On September 8, 2026, John ten Bosch, our Senior Vice President of Laboratory Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. ten Bosch’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the sale of up to 6,300 shares of Class A common stock between December 14, 2026 and February 26, 2027.
On September 8, 2026, Thomas Lynch, our General Counsel, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Lynch’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 9,420 stock options and sale of the underlying shares of Class A common stock, between December 10, 2026 and March 9, 2027. The description of Mr. Lynch’s prior pre-arranged stock trading plan, as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 5, 2026, inadvertently underreported the number of shares subject to such plan by 16,886 shares of Class A common stock. Mr. Lynch’s June 8, 2026 plan provided for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 55,112 stock options and sale of the underlying shares of Class A common stock, between September 8, 2026 and December 9, 2026. All shares subject to the plan had been sold as of September 17, 2026, as reported in Mr. Lynch’s Form 4 filings.
On September 8, 2026, Nancy Johnson, our Senior Vice President of Sales and Commercial Operations, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Johnson’s plan provides for, subject to certain market price limits and other terms set forth in the plan, the exercise of up to 30,000 stock options and sale of the underlying shares of Class A common stock, between January 4, 2027 and March 31, 2027.
Item 6. Exhibits
(a) Exhibits

Exhibit No	Description of Exhibit	Form	File No.	Exhibit Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-42934	3.1	November 10, 2025
3.2	Amended and Restated Bylaws of Registrant	8-K	001-42934	3.2	November 10, 2025
10.1	Lease Agreement between BillionToOne, Inc. and TPI Investors 21, LLC, dated April 19, 2024	10-Q	001-42934	10.1	August 05, 2026
10.2	First Amendment to Lease Agreement between BillionToOne, Inc. and Tarlton-Reger Owner, LLC (as successor-in-interest to TPI Investors 21, LLC), dated August 29, 2025	10-Q	001-42934	10.2	August 05, 2026
10.3	Second Amendment to Lease Agreement between BillionToOne, Inc. and Tarlton-Reger Owner, LLC (as successor-in-interest to TPI Investors 21, LLC), dated September 15, 2026					X
10.4	Lease Agreement between BillionToOne, Inc. and Whipple Road Portfolio, LLC, dated June 23, 2026	10-Q	001-42934	10.3	August 05, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
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

BillionToOne, Inc.

Date: November 4, 2026	By:	/s/ Oguzhan Atay
Oguzhan Atay
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)